Form 10-Q
period 1995-08-31
SYSTEMS TECHNOLOGY ASSOCIATES INC
filed 1995-10-31
CIK 756824

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


     FOR QUARTER ENDED                                  COMMISSION FILE NO.
     AUGUST 31, 1995                                    0-13920



                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          FLORIDA                                            54-0802071
(STATE OR OTHER JURISDICTION OF                      (IRS EMPLOYER I.D. NO.)
INCORPORATION OR ORGANIZATION)


                                14 BRYANT COURT
                           STERLING, VIRGINIA  20166
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (703) 471-8000
                        (REGISTRANT'S TELEPHONE NUMBER)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes         No     X
                                               ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, par value $.50 per share; 3,424,363 shares outstanding as of August 31, 1995.

PART I - FINANCIAL INFORMATION        SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                                                 Balance Sheet
ITEM I.  FINANCIAL STATEMENTS                       ASSETS

                                                                                            Unaudited              Unaudited
                                                                                         ---------------        ---------------
                                                                                           AUGUST 31,              May 31,
                                                                                              1995                   1995
CURRENT ASSETS:                                                                          ---------------        ---------------
     Cash                                                                                       156,704                 34,998
     Accounts Receivable                                                                         45,903                132,220
     Costs and Estimated Earings in Excess                                                      162,309                167,422
       of Billings on Uncompleted Contracts
     Inventory                                                                                  314,655                314,655
     Prepaid Expenses and Miscellaneous                                                          10,636                  4,275
                                                                                         ---------------        ---------------
          Total Current Assets                                                                  690,206                653,570
     Fixed assets - cost net of accum deprn                                                      18,611                 21,455
                                                                                         ---------------        ---------------
TOTAL ASSETS                                                                                    708,817                675,025
                                                                                         ===============        ===============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes Payable - Bank                                                                        12,500                 12,500
     Notes Payable - Other                                                                       53,500                 59,850
     Accounts Payable - Trade                                                                   202,479                131,318
     Payroll Taxes Payable                                                                          683                  1,304
     Accrued Expenses                                                                            84,266                106,770
                                                                                         ---------------        ---------------
          Total Current Liabilities                                                             353,428                311,742
                                                                                         ---------------        ---------------
LONG-TERM LIABILITIES:
     Notes Payable - Bank                                                                        23,583                 26,708
     Notes Payable - Other                                                                      165,222                169,916
     Accrued Expenses                                                                            26,992                 35,992
     Deferred Interest-Former Officer                                                            43,250                 43,250
     Deferred Accounts Payable                                                                   60,505                 60,505
                                                                                         ---------------        ---------------
          Total Long-term Liabilities                                                           319,552                336,372
                                                                                         ---------------        ---------------
     Total Liabilities                                                                          672,980                648,114
                                                                                         ---------------        ---------------
STOCKHOLDERS' EQUITY
     Redeemable Preferred Stock, $50 Par Value                                                  100,000                100,000
       2,000 Shrs Authorized 2,000 Issued and
       Outstanding ($200,000 Aggregate Liquidation Preference)
     Common Stock, $.50 Par Value, 8,000,000 Shares                                           1,712,635              1,712,635
       Authorized, 3,424,363 Shrs Issued and
       3,424,363 Shares Outstanding
     Capital in Excess of Par Value                                                           2,330,161              2,330,161
     Retained Deficit                                                                        (4,106,909)            (4,115,834)
     Treasury Stock                                                                                 (50)                   (50)
                                                                                         ---------------        ---------------
          Total Stockholders' Equity                                                             35,837                 26,912
                                                                                         ---------------        ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      708,817                675,025
                                                                                         ===============        ===============

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                  --------------------------------------
                                                                    AUGUST 31,             AUGUST 31,
                                                                       1995                   1994
                                                                  ---------------        ---------------
Revenues:
     Sales of product less sales discount                                358,020                156,237
                                                                  ---------------        ---------------

     Cost of sales                                                       299,728                129,862
     Research and Development expense                                          0                 10,605
     Selling, general & administrative expense                            43,905                 37,232
     Interest expense                                                      5,452                  7,526
                                                                  ---------------        ---------------
                                                                         349,085                185,225

Operating Income (Loss)                                                    8,935                (28,988)

                                                                  ---------------        ---------------
Income(Loss) before provision for income taxes
       and extraordinary item                                              8,935                (28,988)

Provision for income taxes                                                (1,340)                     0
                                                                  ---------------        ---------------
Net income(loss) before extraordinary item                                 7,595                (28,988)

Extraordinary Items:
     Gain on Sale of Investments                                               0                 18,750
     Tax Benefit from Prior Year Net Operating Loss
       Carryforward                                                        1,340                      0
                                                                  ---------------        ---------------
Net Income (Loss)                                                          8,935                (10,238)
                                                                  ===============        ===============


Earning (Loss) per share (based upon the weighted average number of shares outstanding in each years:

       Income before extraordinary items                                   $0.00                 ($0.01)
       Extraordinary items                                                  0.00                   0.01
                                                                  ---------------        ---------------
Net Income Per Share                                                       $0.00                  $0.00
                                                                  ===============        ===============
Weighted average number of shares outstanding                          3,424,363              3,424,363
                                                                  ===============        ===============

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                               AUGUST 31,             AUGUST 31,
                                                                                                  1995                   1994
                                                                                             ---------------        ---------------
OPERATING ACTIVITIES:
---------------------------------------------------------------------------
     Net Income (Loss)                                                                               $8,935               ($28,988)
     Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by (used in) Operating
       Activities:
         Depreciation and Amortization                                                                2,119                  1,610
         Decrease (Increase) in Assets:
           Accounts Receivable-Billed                                                                86,317                 14,993
           Accounts Receivable-Unbilled                                                               5,113                 38,567
           Inventory                                                                                      0                (68,622)
           Prepaid Expenses and Miscellaneous                                                        (6,361)                (5,625)
           Deposits                                                                                       0                  6,280
         Increase (Decrease) in Liabilities:
           Accounts Payable-Trade                                                                    71,161                    670
           Payroll Taxes Payable                                                                       (621)               (12,098)
           Accrued Expenses                                                                         (31,504)                (2,399)
                                                                                             ---------------        ---------------
           Net Cash Provided by (Used in) operating
             Activities                                                                            $135,160               ($55,612)
                                                                                             ---------------        ---------------
INVESTING ACTIVITIES:
---------------------------------------------------------------------------
     Acquisition of Property and Equipment                                                               $0                ($9,714)
                                                                                             ---------------        ---------------
       Net Cash Used in Investing Activities                                                             $0                ($9,714)
                                                                                             ---------------        ---------------

FINANCING ACTIVITIES:
---------------------------------------------------------------------------
     Proceeds from Additional Borrowing                                                               $0.00                $10,000
     Repayment of Notes Payable                                                                     (14,179)                (3,750)
     Gain on Sale of Equipment/Investments                                                              725                 18,750
     Net Increase in Long-Term Accrued Expenses                                                           0                  2,405
                                                                                             ---------------        ---------------
       Net Cash Provided by (Used in) Financing
         Activities                                                                                ($13,454)               $27,405
                                                                                             ---------------        ---------------
Net Increase (Decrease) in Cash                                                                     121,706                (37,921)
Cash-Beginning of Year                                                                               34,998                 54,700
                                                                                             ---------------        ---------------
Cash-Ending Balance                                                                                $156,704                $16,779
                                                                                             ===============        ===============

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                         NOTES TO FINANCIAL STATEMENTS


         1.      Inventories:

                 Inventories consist of the following:

                                                              8/31/95         8/31/94
                                                            ---------        --------
                 Raw Materials                              $  264,929       $ 265,727
                 Work-In-Process                                 -0-             -0-
                 Sub-assembly                                   49,726          51,377
                                                             ---------       ---------

                 Total:                                     $  314,655       $ 317,104
                                                            ==========       =========



         ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Sales for the three months ended August 31, 1995 totaled $358,020. This is the largest quarterly sales since Fiscal Year 1991. However, the composition of these sales differs dramatically from even just six months ago. Previously, STA manufactured almost all of the products it sold. Now, however, over two-thirds of the August quarter's sales were from STA acting as a distributor only.
These products basically are identical to STA old product lines but are
more technically advanced and more price competitive.   We believe that, while
not carrying the profit margins of STA's own product lines, these products present probably the best opportunity in years for the company to achieve sustainable sales growth. Sales of the old Coherent product line assumed last year have been disappointing and will be only a marginal contributor to STA's sales. This product line represents older technology and will see a further decline in demand.

Operating Income of $8,935 for the quarter compare favorably to last year when the Company incurred a loss of $28,988. Last year's quarter sales and earnings were impacted by the decline in STA's old product lines and the startup effort on the Coherent product line. What's more, this quarter's earnings are now being added to a positive net worth verses previously, where they were only going to reduce a deficit net worth.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity continues to improve but from a weak position. Ongoing debt payments make it imperative that the Company continue to operate profitably and with a positive cash flow from operations. However, total liabilities are now $672,980 verses $1,250,000 in December 1991 and Net Worth is now a fragile but positive $35,837 verses a negative $729,000 in December 1991. The Company is no longer technically insolvent and can now take its place back among the living.

         PART II. OTHER INFORMATION

         ITEM 6.  Exhibits and Reports on Form 8-K

                 a) Reference is made to the Exhibit Index immediately following the signature page of this report.

                 b)       There were no Form 8-K's filed during this quarter.

                 c) An extension request was filed for the 10-K for the fiscal year ended May 31, 1995.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date:  27 OCTOBER 1995             Systems Technology Associates, Inc.
                -------------------         -----------------------------------
                                                   (Registrant)




                                            /s/ Terry A. Scott
                                            -----------------------------------
                                            Terry A. Scott
                                            Chairman of the Board

                                 EXHIBIT INDEX


         Exhibits


                 * 3(a) - Articles of Incorporation of Registrant

                 * 3(b) - By-Laws of Registrant

                   27   - Financial Data Schedule





                 *Incorporated by reference from exhibits to Registrants for
                  S-18 Registration Statement, Registration No. 2-94042W.