Form 10-K405
period 1995-05-31
SYSTEMS TECHNOLOGY ASSOCIATES INC
filed 1996-01-12
CIK 756824

                      SECURITIES AND EXCHANGE  COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                    COMMISSION FILE NO.
MAY 31, 1995                                                            0-1392OW

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                               54-0802071
(State of incorporation)                                   (IRS Employer ID No.)

                                14 BRYANT COURT
                           STERLING, VIRGINIA  20166
                    (Address of Principal Executive Offices)

                                 (703) 471-8000
                        (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of  the  Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:  Common Stock, $.50 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x    No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1995 was approximately $428,045.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The number of shares outstanding of the registrant's Common Stock, par value $.50 per share, as of August 31, 1995 was 3,424,363, and the shares outstanding of the registrant's Preferred Stock, par value $50.00 per share, was 2,000.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

                                     PART I

Item 1.   Business

General

The Company is a custom designer and manufacturer of electronic equipment used in the international telephone and telegraph industry. The motivation for the installation of international facilities is to increase international commerce and industry. At present, the most prevalent means for providing international telephone and telegraph is via commercial communication satellites. These commercial satellites act as a mirror to provide connections between various earth stations. However, for the service to be provided by any country desiring to avail itself of this capability, it must erect and install earth terminals. These are generally referred to as earth stations and serve as the international gateway for telephone and telegraph service. The customer base that STA serves is, in the main, government entities in each of the countries that provide such service. The United States of America is unique in that international telephone and telegraph is provided by commercial organizations. These include American Telephone and Telegraph (AT&T), MCI, Sprint, IDB and others. The rest of the world provides this service via government agencies and in most cases the same agencies provide mail services. They are referred to in the international telephone and telegraph communities as the Post, Telephone and Telegraph organizations (PTT's). These organizations as well as the United States commercial organizations are the customers that STA serves.

The products developed and manufactured for sale and service by the Company and products of other company's resold by STA, are divided into four categories. These are: (1) electronic switching equipment similar to the central offices of the telephone company for both domestic and international telephone and telegraph service, (2) equipment that enables the domestic telephone offices, especially in the smaller countries, to originate and receive direct-dial international service, (3) devices to digitalize analog telephone service and transmit it over digital transmission facilities, and (4) equipment to support and enhance telephone communications.

Since its inception, the Company has installed over 278 communications satellite ground support systems in more than 110 countries. As a result, much of the new business brought to the Company is repeat in nature from the same customers. This is customary since PTT's by tradition purchase additional equipment and expansion facilities from those suppliers with whom they are accustomed to doing business. It is the objective of the Company to continue to upgrade its product lines so that it can remain competitive in the international market. However, limited funds and a large debt load service requirement greatly restrict the Company's research efforts.

Competition

The Company encounters competition in the sale of its products from both international and domestic (U.S.) sources. Among the international manufacturers which compete against STA are the Nippon Electric Company and Smith Jones in England. In the United States, STA faces competition from two companies, both of which are larger than STA.

The STA Product Family

STA is a supplier of switching equipment that provides service for management of networks. The Company also manufactures and sells international gateway telephone equipment and signaling converters. When new international gateway facilities are erected, especially in an emerging country, their usefulness is sometimes limited due to lack of access to the domestic network for voice and data service. Often, the domestic system operates on a different dialing or signaling scheme than the international system. This means that the signals from the two systems must be made compatible. STA manufactures and offers a family of signaling converters that make possible the automatic connection between earth stations for international service and domestic networks. In addition, STA has recently started to resell the product line of a company that makes similar equipment. These devices permit either full automatic direct-dial connections or semi-automatic as may be required and determined by the PTT's to fit local practice.

The Needs of the Satellite Network

Geostationary satellites (satellites that appear to remain in one place above the earth) are an important facility for long distance communications. Because the satellite transmission path introduces a delay of several milliseconds, the signaling systems used for terrestrial communications are not suitable. Many of the user countries have not kept abreast of the available facilities and latest technologies.

At present, there are many countries including those of the former Eastern Bloc that require increased international gateway capacity for voice, telex and data service. The signaling product lines sold by STA specifically address this market. The need for capacity falls into two categories. For those countries that have a suitable international gateway switching center, the limitation is usually in the ability of that center to provide international connections employing the Consultative Committee on International Telephone and Telegraph (CCITT), a part of the

United Nations, No. 5 Signaling method. The Company has developed the CCITT No. 5 Signaling Converters to serve this market. In the second category, many countries have limited switching capacity. These organizations will require new international switching centers as well as special equipment for direct access to the international services.

STA Product Development

During the fiscal year ended May 31, 1995, the Company expended approximately $15,187 for research, development and software expense.

Item 2.   Properties

The administrative offices and manufacturing facility of the Company are located at 14 Bryant Court, Sterling, Virginia and during fiscal year 1995, consisted of an aggregate of approximately 10,000 square feet. In December 1991, the Company renegotiated the lease to a month-to-month basis with a current rate at May 1995 of $4,500 per month for 10,000 square feet. In November 1995, the Company reduced its rent payment to $2,500 per month and intends to occupy only 5,000 square feet of its existing space.

The Company believes that its present facilities are adequate for its current operations. It is believed that the Company's manufacturing facilities comply with all federal, state and local laws relating to the protection of the environment.

Patents

The Company has developed expertise in the design and manufacture of its products. However, the Company has no patents or applications for patents pending. The Company prefers to protect its technology as proprietary software and hardware.

Employees

As of May 31, 1995, the Company employed six(6) persons, none of whom were represented by a union. The Company believes that its relationship with its employees is good.

Item 3.   Legal Proceedings

The Company had been in default on two bank notes totaling $254,708 since April and May of 1989 with unpaid accrued interest of $92,092 as of December 31, 1992. The Bank had demanded payment of both notes which were secured by all of the assets of the Company. On December 31, 1992, the Company and the Bank reached an agreement referred to as the "Modified Debt Agreement" which, in effect, substantially reduced the principal balance and eliminated accrued interest if the Company made the required monthly payments and future principal reductions on schedule.

The Modified Debt Agreement called for a reduced loan balance of $175,000 to be paid. Of that amount, $25,000 was paid immediately leaving a balance of $150,000. If the Company defaulted or went into bankruptcy, the original loan agreement and amounts originally owed then would have become enforceable. The Company made all required interest-only payments and, in addition, reduced the principal amount from $150,000 to $135,055 by August 1994.

In September 1994, the Company was approached by its lending bank to make an offer to settle its existing $135,000 loan as the bank was planning to package this loan with others and sell it at auction. The Company borrowed $82,500 ($50,000 from Suburban National Bank) and applied $5,000 of its own funds towards the existing loan balance. The lending bank accepted the offer in complete satisfaction of the outstanding balance and the Company cancelled $47,555 still owed on the Modified Debt Agreement and $171,800 still carried as debt from the original loan for a total debt forgiveness of $219,355.

During most of 1991, the Company failed to pay its payroll tax withholding obligation and its matching contribution. In October 1992, the Company reached a tentative agreement with the IRS to make monthly payments on these outstanding obligations. In early February 1993, the Company received final IRS approval of the installment agreement, thereby removing a major concern regarding the Company's continuing existence. The Company has paid all current payroll tax obligations since January 1992 in full and on time and has paid all of its past due payroll tax installments on time.

On December 3, 1992, Avnet Computer, a division of Avnet, Inc., was awarded a Summary Judgment against Systems Technology Associates, Inc. for the sum of $35,798 plus interest. The Judgement relates to goods purchased on account by STA from Avnet in July 1991. In November 1993, STA reached an agreement with Avnet Computer on a total liability of $45,000 with monthly payments without interest to be made through July 1996. All payments have been made on time and the balance due at the end of November 1995 was $ 16,000.

Item  4.   Submission of Matters to a Vote of Security Holders

There were no matters placed before the shareholders for vote during the fiscal year ended May 31, 1995.

                                    PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the high and low bid prices for the Company's Common Stock on the over-the-counter market as reported by the National Quotation Bureau from March 1994 until November 1995. The quotations reflect inter-,dealers prices without retail markups, markdowns or commissions and may not represent actual transactions.

                                               HIGH BID                  LOW BID
                                               --------                  -------
Fourth Quarter, FY94                             1/4                       1/8
First Quarter, FY95                              1/2                       1/4
Second Quarter, FY95                             5/16                      3/16
Third Quarter, FY95                              3/16                      1/8
Fourth Quarter, FY95                             3/16                      1/8
First Quarter, FY96                              1/8                       1/8
Second Quarter, FY96                             1/8                       1/8

As of August 31, 1995, there were approximately 742 holders of record of the Company's Common Stock.

The Company has never paid a cash dividend on its Common Stock and it presently intends to retain any earnings for use in improving its capital position. Accordingly, it is anticipated that no cash dividends will be paid to the holders of Common Stock in the foreseeable future.

Item  6.   Selected Financial Data

The following selected financial data for the periods indicated has been derived from the financial statements of the Company. This information should be read in conjunction with the related financial statements and notes thereto included elsewhere in this report.

For the Period Ended

Summary of             May 31,             May 31,            May 31,          May 25,            May 26,
Operations             1995                1994               1993             1992               1991
Net Revenue            $1,000,021          $1,085,534         $ 983,804        $1,122,135       $1,656,530
----------------------------------------------------------------------------------------------------------
Net Income
(Loss)                 $300,729            $222,691           $ 90,100         $(255,800)         (710,631)
----------------------------------------------------------------------------------------------------------
Net Income
(Loss) Per
Common Share           $ 0.09              $ 0.06             $ 0.03           $ (0.07)           $ (0.21)
----------------------------------------------------------------------------------------------------------
Year-End Financial-Position:
Total Assets           $692,936            $ 561,014          $ 521,311        $ 646,104         $ 823,516
----------------------------------------------------------------------------------------------------------
Long-Term
Debt                   $285,192            $ 510,541          $ 519,431              0                   0
----------------------------------------------------------------------------------------------------------
Stockholder
Equity at
Year-End               $ 55,194            $(264,285)         $(486,976)       $(577,026)        $(321,226)
----------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1995 was a year marked with both progress, disappointment and change. While the Company operated profitably for the third year in a row, both sales and operating income were below our expectations. The product line acquired from Coherent Communications did not achieve the sales level expected and the STA product lines saw lower demand. Thus, while the Company had hoped to show a substantial increase in sales over last year's $1,085,000, sales actually decreased slightly to $1, 000,021 and Operating Income dropped from $102,625 to $81,368. The Company believes it can improve and extend sales of the Coherent product line by introducing more pricing flexibility and a broader sales effort. Additionally, the Company will also focus on its existing installed customer base to sell upgrades, expansions and spares of its own product lines.

In February 1995, Management met to assess the Company's strengths and weaknesses and to set a course based on this analysis. It was becoming clear that the old STA and Coherent product lines were becoming outmoded and, while sales of these products would continue for some time, demand would taper off instead of increasing over the next several years. Also, the Company did not have an experienced degreed engineer who could upgrade these products nor the funds to support such an effort as ongoing debt payments consume most of the Company's cash flow. The Company did have a large prospect and customer base which it felt it could successfully market to with newer or complimentary products. Thus, in March, the Company approached Coherent Communications about selling their digital Echo Canceller product line. Coherent accepted and this product line is now contributing to STA's sales. The Company also approached one of its former competitors about selling their products. The first sale of these products occurred in May and now contribute to sales on a level equal to STA's own product lines. With the change in sales mix, STA will manufacture less of the products it sells and will place less emphasis on engineering and more on building an aggressive sales organization.

In September 1994, the Company was approached by its lending bank, First Union, to make an offer to settle its existing $135,000 loan as it was planning to package this loan with other loans and auction them off. The Company was able to borrow $82,500 ($50,000 from Tysons National Bank) and apply $5,000 of its own funds in an offer to First Union to settle its existing loan balance.
First Union accepted the offer and the Company was able to cancel $47,555 still owed on the Modified Debt Agreement and $171,800 still carried as debt from the original loan for a total cancellation of $219,355.

The combination of debt cancellation and the year's operating income produced $300,729 of Net Income. The Company's tax loss carryforward allowed the Company to forgo Income Tax payments of $111,600. Last year, the Company stated it hoped to obtain a positive Net Worth within two years. The First Union debt cancellation and earnings for this fiscal year has allowed the Company to reach that goal this year with a Net Worth as of May 31, 1995 of $55,194.

While the Company has operated profitably for the last three years, almost all of these earnings have had to be applied to debt payments. This has largely stifled development of the Company and opportunity for the Company's employees. It has also kept Management under great stress as it has had to operate without sufficient cash resources. The Company needs to push its sales to a higher level to alleviate the debt payment pressures. Also, during the next year, in addition to funds provided by earnings, the Company hopes to convert at least some of its old product line inventory to cash through special and close-out sales. In addition, it is believed that a substantial amount of that inventory can be utilized through the acquired Coherent product line, also improving cash flow. There will be, however, some inventory write-offs as the Company assesses individual stock items over the next 12 to 18 months.

The Company, having achieved a positive net worth again, will now aggressively pursue a plan to find a profitable entity that would find both the Company's public status and $3.5 million tax loss carryforward attractive. Continued profitability, it is hoped, will further increase the attractiveness of STA to another company.

Item  8.  Financial Statements and Supplementary Data

Reference is made to the Financial Statements which are annexed hereto immediately following the signature page of this report.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning the directors, executive officers and significant employees who held positions in the Company during fiscal year 1995.

Name and Position                          Age                               Director Since
-------------------------------------------------------------------------------------------
Terry A. Scott                             53                                Dec 1991
Chairman of the Board
President (since May 15, 1993)

Edward P. Myers                            56                                May 1992
Director

Clyde C. Heasly, Jr.                       71                                Nov 1992*
Corporate Secretary/Director

* Clyde C. Heasly, Jr. was elected to the Board of Directors and additionally assumed the office of Corporate Secretary on November 6, 1992.

CLYDE C. HEASLY, JR., Director and Corporate Secretary, is retired from Data Card Corporation, Minneapolis, Minnesota, the world leader in plastic cards equipment and service. Mr. Heasly held various positions including Corporate Senior Vice President, President of Data Card Addressograph, Managing Director of Data Card Benelux, and President of Security Imprinter Corporation which he founded. Other assignments were with Control Data Corporation, Farrington Electronics and Intelligent Machines Research Corporation where he was involved in the early development and commercialization of optical character recognition
(OCR). Mr. Heasly holds a Bachelor of Science degree in Electrical Engineering from the University of California, Berkeley, and has done graduate electrical engineering studies at George Washington University, Washington, DC.

EDWARD P. MYERS, Director, is an Associate Professor teaching Computer Information Systems at the Alexandria campus of Northern Virginia Community College. Mr. Myers has been an active educator and business consultant for the past twelve years. Previously, he served in the United States Air Force retiring as a Lt. Colonel. During his Air Force career, Lt. Colonel Myers served on the Joint Chiefs of Staff, Air Staff, and Systems Command working with computers and application software. He holds a B.A. from Ohio Wesleyan and an M.B.A. from Michigan.

TERRY A. SCOTT, Chairman of the Board and Chief Executive Officer, has been with the Company since December 11, 1991. Additionally, Mr. Scott was an Associate Professor of Finance at the Alexandria campus of the Northern Virginia Community College (NVCC) where he taught full time for eleven years. Mr. Scott resigned from NVCC on May 15, 1993 to devote his full time to STA in the position of President. Mr. Scott previously held positions as an Account Executive with Merrill Lynch and as a commercial loan credit analyst for the National Bank of Detroit. Mr. Scott holds a Bachelor degree in Business Administration from the Miami University of Ohio and an M.B.A. from Ohio State University. Mr. Scott also served in Vietnam as a Captain in the U.S. Army's Fifth Special Forces Group (Airborne) from 1969 to 1971.

*All directors are elected annually by the Company's shareholders and serve until their successors are duly elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board.

Item 11.  Management Remuneration & Transactions, Executive Compensation

Management compensation for FY95 totaled $63,221, down from $73,355 in FY94 and $66,942 in FY93. Mr. Terry A. Scott, Chairman and President, received a total of $28,606 in FY94 and Mr. Furman A. McCormick, Vice President received $34,615.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the equity security ownership of those persons known to management to own beneficially 5% or more of the total outstanding Common Stock as of the record date of August 31, 1995.

Title of               Name and Address                     Amount of                Percent
Class                  of Beneficial Owner                  Ownership                of Class
---------------------------------------------------------------------------------------------
Common Stock           Marvin S. Friedland                  667,894 Shrs.*           19.5%
                       1134 Rivermont Dr. West
                       Melbourne, FL  32935

Preferred              Marvin S. Friedland                  2,000 Shrs.              100.00%
                       1134 Rivermont Dr. West
                       Melbourne, FL  32935

Common Stock           Terry A. Scott                       636,100 Shrs.**          18.6%
                       2348 Southgate  Square
                       Reston, VA  22091

Common Stock           Edward P. Myers                      175,000 Shrs             5.1%
                       117 N. Payne St.
                       Alexandria, VA 22314

*Includes 6,540 shares held by Mr. Friedland's wife, Jean C. Friedland, 600 shares held by Jean C. Friedland in trust for their son, Bruce Friedland, and 24,500 shares held by Metrology, Inc. Based on an agreement concluded on October 26, 1993, STA has an option to acquire all of the shares owned by Mr. Friedland and Metrology for three years at $0.0625 per share and for $0.10 per share for two additional years. On June 1, 1994, Coherent Communications, as an STA designate, received 100,000 of these shares as partial payment to Coherent Communications Systems for inventory and equipment purchased and prepaid expenses relating to two product lines STA was licensed to manufacture and sell. While the change in Mr. Friedland's ownership was disclosed in STA's FY94 10-K, Mr. Friedland did not file a Form 4 disclosing such.

**Includes 60,000 shares owned by T.A. Scott & Company, Inc., 95% owned by Mr. Scott and ownership of 7,100 shares in a limited partnership which owns 11,000 shares of STA Common Stock.


The following table indicates the equity securities of the Company beneficially owned as of August 31, 1995 by the named Directors, and the Officers and Directors of the Company as a group.

Title of                  Name and Address                          Amount of                 Percent
Class                     of Beneficial Owner                       Ownership                 of Class
------------------------------------------------------------------------------------------------------
Common Stock              Terry A. Scott                             636,100                  18.6%

Common Stock              Edward P. Myers                            175,000                   5.1%

Common Stock              Clyde C. Heasly, Jr.                       100,000                   2.9%

Common Stock              All Officers & Directors                   911,100                  26.6%
                          as a Group

Item 13.   Certain Relationships and Related Transactions

Not Applicable.

                                    PART IV

Item 14.   Exhibits, Financial Statement, Schedules and Reports on Form 8-K

(a)              1.   Report of Independent Certified Public Accountants
                      Systems Technology Associates, Inc.

                          (a)     Balance Sheets at May 31, 1995 and 1994

                          (b) Statements of Income for the Years Ended May 31, 1993, 1994 and 1995

                          (c) Statements of Stockholders' Equity(Deficit) for the Years Ended May 31, 1993, 1994 and 1995

                          (d) Statements of Cash Flows for the Years Ended May 31, 1993, 1994, 1995

                          (e)     Notes to Financial Statements


                  2.      Exhibits

                      Reference is made to the Exhibit Index to this Report immediately following the Financial Statement Schedules.

(b)  Form 8-K Reports

                 A Form 8-K was filed on June 17, 1994, stating that STA was in substantive negotiations with another company for the acquisition of a product line. (Nothing developed from those discussions and they have been terminated)


                 A Form 8-K was filed on June 24, 1994, stating that STA had terminated its audit relationship with Frederick S. Todman & Co. and had retained Councilor, Buchanan & Mitchell, P.C. for its 1994 audit. There were no outstanding disagreements with Todman & Co. on any audit or accounting issues.

                 A Form 8-K was filed on October 12, 1994 stating that STA received an opportunity to "buy out" its existing bank debt at a substantial discount. STA was able to borrow $82,500 from outside sources (including a bank loan of $50,000) and for $87,500, the Company was able to extinguish the existing $135,000 loan and $171,800 of contingency debt still carried on the balance sheet.


(c)  Indebtedness of Management

                 There were no loans of any kind of the Company to management.

(d)  Transactions with Promoters

                 None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Systems Technology Associates, Inc.




Dated:  December 29, 1995                By: /s/ TERRY  A.  SCOTT
      --------------------                  -----------------------
                                                Terry A. Scott
                                             Chairman of the Board


Dated:  December 29, 1995                By: /s/ CLYDE C. HEASLY, JR.
      ---------------------                 -------------------------
                                            Clyde C. Heasley, Jr.
                                              Corporate Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                             Date
---------                               -----                             ----
/s/ TERRY A. SCOTT              Chairman of the Board              Dated 12/29/95
------------------                                                       --------
    Terry A. Scott

/s/ EDWARD P. MYERS                      Director                  Dated 12/29/95
-------------------                                                      --------
    Edward P. Myers

/s/ CLYDE C. HEASLY, JR.                 Director                  Dated 12/29/95
------------------------                                                 --------
    Clyde C. Heasly, Jr.

                                 EXHIBIT INDEX

Exhibits
*3(a)           Articles of Incorporation of Registrant.
*3(b)           By-Laws of Registrant.
*4(a)           Specimen Common Stock Certificate.
*13             10Qs/Annual Report
*16             Letter Re: Change in Certifying Accountants

*Incorporated by reference from Exhibits to Registrants for S-18 Registration Statement, Registration No. 2-94042W.

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                             STERLING, VIRGINIA

                               ---------------

                            FINANCIAL STATEMENTS

                       FOR THE YEAR ENDED MAY 31, 1995

              [COUNCILOR, BUCHANAN & MITCHELL, P.C. LETTERHEAD]



                               November 13, 1995


                          Independent Auditors' Report


The Board of Directors
Systems Technology Associates, Inc.
Sterling, Virginia


We have audited the accompanying balance sheets of Systems Technology Associates, Inc. as of May 31, 1995 and 1994, and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income, stockholders' equity (deficit), and cash flows for the year ended May 31, 1993, before the restatement described in Note 10, were audited by other auditors whose report dated July 23, 1993, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systems Technology Associates, Inc. as of May 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, prior to 1993, the Corporation suffered substantial recurring losses from operations which resulted in a large net capital deficiency. While the capital deficiency has been eliminated, total stockholders' equity remains insufficient in comparison to outstanding debt, which raises substantial doubt about the Corporation's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Board of Directors
Systems Technology Associates, Inc.




We also audited the adjustments described in Note 11 that were applied to restate the 1993 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.



                          /s/ COUNCILOR, BUCHANAN & MITCHELL, P.C.
                          ----------------------------------------
                          Certified Public Accountants

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                                 BALANCE SHEETS

                             MAY 31, 1995 AND 1994

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                                 BALANCE SHEETS

                             MAY 31, 1995 AND 1994



                                                        1995         1994
                                                    -----------------------
                         A S S E T S
                         -----------

CURRENT ASSETS:
--------------
  Cash                                              $  35,263     $  54,700
  Accounts Receivable - Net of Allowance for
    Doubtful Accounts of $-0- and $308,702
    at May 31, 1995 and 1994, Respectively
    (Note 1)                                          127,964       109,431
  Costs and Estimated Earnings in Excess of
    Billings on Uncompleted Contracts (Note 1)        180,526       118,159
  Inventory (Note 1)                                  313,809       248,482
  Prepaid Expenses and Miscellaneous                    5,319         7,632
                                                     ----------------------

    Total Current Assets                            $ 662,881     $ 538,404

PROPERTY AND EQUIPMENT - NET OF
  ACCUMULATED DEPRECIATION OF $440,232
  AND $430,771 FOR MAY 31, 1995 AND
  1994, RESPECTIVELY (Notes 1 and 3)                   30,055        16,305
-----------------------------------------------

DEPOSITS                                                -             6,305
--------






                                                    -----------------------


  TOTAL ASSETS                                      $ 692,936     $ 561,014
                                                    =======================





See accompanying Notes to Financial Statements.

                                                                       Exhibit A





                                                                                       1995                   1994
                                                                            -------------------------------------------
    LIABILITIES AND STOCKHOLDERS' DEFICIT
    -------------------------------------

CURRENT LIABILITIES:
-------------------
  Related Parties Notes Payable -
    Current Portion (Note 4)                                                   $        38,850         $        35,000
  Other Notes Payable - Current Portion (Note 4)                                        33,500                  77,538
  Advance from Customers                                                                17,882                  13,500
  Accounts Payable - Trade                                                             179,173                  96,587
  Payroll Taxes Payable (Note 5)                                                         1,304                  38,183
  Accrued Expenses (Note 5)                                                             81,841                  53,950
                                                                               ---------------------------------------

    Total Current Liabilities                                                  $       352,550         $       314,758
                                                                               ---------------------------------------

LONG-TERM LIABILITIES:
---------------------
  Related Parties Notes Payable (Note 4)                                       $       164,233         $       131,733
  Other Notes Payable (Note 4)                                                          32,392                 178,909
  Accrued Expenses (Note 5)                                                             88,567                 199,899
                                                                               ---------------------------------------

    Total Long-term Liabilities                                                $       285,192         $       510,541
                                                                               ---------------------------------------

      Total Liabilities                                                        $       637,742         $       825,299
                                                                               ---------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 6 and 7):
---------------------------------------------
  Redeemable Preferred Stock, $50 Par Value,
    2,000 Shares Authorized, 2,000 Shares
    Issued and Outstanding ($200,000
    Aggregate Liquidation Preference)                                          $       100,000         $       100,000
  Common Stock, $.50 Par Value, 8,000,000
  Shares Authorized, 3,425,269 Shares Issued,
  and 3,424,363 Shares Outstanding                                                   1,712,635               1,712,635
  Capital in Excess of Par Value                                                     2,330,162               2,311,412
  Retained Deficit                                                          (        4,087,553)      (       4,388,282)
                                                                               ---------------------------------------

                                                                               $        55,244       ( $       264,235)
  Treasury Stock, at Cost                                                   (               50)      (              50)
                                                                               ---------------------------------------

    Total Stockholders' Equity (Deficit)                                       $        55,194       ( $       264,285)
                                                                               ---------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                                                       $       692,936         $       561,014
                                                                               =======================================

                       SYSTEMS TECHNOLOGY ASSOCIATES, INC.             Exhibit B

                              STATEMENTS OF INCOME

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993

                                                       1995                      1994                     1993
                                            ----------------------------------------------------------------------
REVENUES:
--------
  Contract Revenues Earned                   $        1,000,021        $        1,085,534        $         983,804
  Cost of Revenues Earned                               681,518                   743,516                  711,474
                                             ---------------------------------------------------------------------

    Gross Profit                             $          318,503        $          342,018        $         272,330
                                             ---------------------------------------------------------------------
  Operating Expenses:
    Research and Development
      Costs                                  $           15,187        $           47,304        $          17,584
    Inventory Markdown                                   10,024                      -                      33,508
    Interest Expense                                     27,940                    22,940                   34,549
    Rent Expense (Note 8)                                54,000                    54,000                   54,000
    Selling, General and
      Administrative Expense                            129,979                   115,149                  130,582
                                             ---------------------------------------------------------------------

        Total Operating Expenses             $          237,130        $          239,393        $         270,223
                                             ---------------------------------------------------------------------

Operating Income                             $           81,373        $          102,625        $           2,107
Other Revenue:
  Interest                                                 -                          960                     -
                                             ---------------------------------------------------------------------

Income Before Provision
  for Income Taxes and
  Extraordinary Items                        $           81,373        $          103,585        $           2,107
Provision for Income Tax
  (Note 9)                                                 -                         -                         400
                                             ---------------------------------------------------------------------
Income Before
  Extraordinary Items                        $           81,373        $          103,585        $           1,707
Extraordinary Items
  (Notes 4, 10 and 11):
    Forgiveness of Debt                                 219,356                   119,106                   57,793
    Tax Benefit from Prior Year
      Net Operating Loss
      Carryforward                                         -                         -                      30,600
                                             ---------------------------------------------------------------------

        NET INCOME                           $          300,729        $          222,691        $          90,100
                                             =====================================================================

Primary Earnings per Share:
  Net Income Before
    Extraordinary Item                       $              .02        $              .03        $            -
  Extraordinary Item                                        .07                       .03                      .03
                                             ---------------------------------------------------------------------

    NET INCOME                               $              .09        $              .06        $             .03
                                             =====================================================================

    Weighted Average Number
      of Shares Outstanding                           3,424,363                 3,424,363                3,424,363
                                               ===================================================================





See accompanying Notes to Financial Statements.                                2

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.              Exhibit C

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993





                                    Common Stock              Preferred Stock        Capital in
                            --------------------------     --------------------        Excess
                              Shares         Amount         Shares      Amount         of Par
                            --------------------------------------------------------------------
Balance, June 1, 1992       3,425,269    $  1,712,635       2,000     $ 100,000    $  2,311,412
Purchase of Treasury Stock       -               -           -             -               -
Issuance of Treasury Stock       -               -           -             -               -
Net Income                       -               -           -             -               -
                            --------------------------------------------------------------------

Balance, May 31, 1993       3,425,269    $  1,712,635       2,000     $ 100,000    $  2,311,412
Net Income                       -               -           -             -               -
                            --------------------------------------------------------------------

Balance, May 31, 1994       3,425,269    $  1,712,635       2,000     $ 100,000    $  2,311,412
Net Income                       -               -           -             -               -
Purchase of Treasury Stock       -               -           -             -               -
Issuance of Treasury Stock       -               -           -             -             18,750
                            --------------------------------------------------------------------

  BALANCE, MAY 31, 1995     3,425,269    $  1,712,635       2,000     $ 100,000    $  2,330,162
                            ====================================================================



                                                     Treasury Stock            Total
                                               --------------------------   Stockholders'
                                  Deficit         Shares       Amount     Equity (Deficit)
                            --------------------------------------------------------------
Balance, June 1, 1992        ( $  4,701,073)         -        $  -          ($ 577,026)
Purchase of Treasury Stock             -      (    73,156)   (  5,351)      (    5,351)
Issuance of Treasury Stock             -           72,250       5,301            5,301
Net Income                           90,100          -           -              90,100
                            ------------------------------------------------------------

Balance, May 31, 1993        ( $  4,610,973)  (       906)   ($    50)      ($ 486,976)
Net Income                          222,691          -           -             222,691
                            ------------------------------------------------------------

Balance, May 31, 1994        ( $  4,388,282)  (       906)   ($    50)      ($ 264,285)
Net Income                          300,729          -           -             300,729
Purchase of Treasury Stock             -      (   100,000)   (  6,250)      (    6,250)
Issuance of Treasury Stock             -          100,000       6,250           25,000
                            ------------------------------------------------------------

  BALANCE, MAY 31, 1995      ( $  4,087,553)  ( $     906)   ($    50)       $  55,194
                            ============================================================


See accompanying Notes to Financial Statements.                                3

                     SYSTEMS TECHNOLOGY ASSOCIATES, INC.               Exhibit D
                                                                       Sheet   1
                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993




                                                               1995                1994                   1993
                                                        ---------------------------------------------------------
OPERATING ACTIVITIES:
--------------------
  Net Income                                             $     300,729        $    222,691         $       90,100
  Adjustments to Reconcile Net
    Income to Net Cash
    Provided by (Used in) Operating
    Activities:
      Depreciation and Amortization                              9,461               7,078                 14,847
      Forgiveness of Debt                              (       219,356)     (      119,106)      (         87,993)
      Decrease (Increase) in Assets:
        Accounts Receivable                            (        18,533)             84,588       (        161,263)
        Costs and Estimated Earnings
          in Excess of Billings on
          Uncompleted Contracts                        (        62,367)     (       97,370)               161,647
        Inventory                                      (        58,927)             15,157                 67,690
        Prepaid Expenses and
          Miscellaneous                                          7,313                 493                 11,301
        Deposits                                                 6,305      (        4,650)                 6,892
      Increase (Decrease) in Liabilities:
        Accounts Payable - Trade                                82,586      (       71,279)      (        143,917)
        Payroll Taxes Payable                          (        36,879)     (       10,864)                52,484
        Accrued Expenses                                        27,891      (        7,873)      (        203,614)
  Advance from Customers                                         4,382              13,500                   -
                                                          -------------------------------------------------------

    Net Cash Provided by (Used in)
      Operating Activities                               $      42,605        $     32,365       ( $      191,826)
                                                         --------------------------------------------------------

INVESTING ACTIVITIES:
--------------------
  Acquisition of Property and
    Equipment                                          ( $       9,611)     ( $      8,895)      ( $       10,396)
                                                         ---------------------------------------------------------





See accompanying Notes to Financial Statements.                                4

                     SYSTEMS TECHNOLOGY ASSOCIATES, INC.               Exhibit D
                                                                       Sheet   2
                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MAY 31, 1995, 1994 AND 1993




                                                               1995                1994                   1993
                                                        ---------------------------------------------------------
FINANCING ACTIVITIES:
--------------------
  Proceeds from Additional Borrowings                    $      92,500        $     80,000         $      168,197
  Repayment of Related Parties
    Notes Payable                                      (         6,150)    (         6,000)                  -
  Repayment of Other Notes Payable                     (       113,291)    (        28,144)                  -
  Purchase of Treasury Stock                           (         6,250)               -          (             50)
  Net Decrease in Long-term
    Accrued Expenses                                   (        19,240)    (        33,222)                  -
                                                        ---------------------------------------------------------
      Net Cash Provided by (Used in)
        Financing Activities                           ( $      52,431)       $     12,634         $      168,147
                                                         --------------------------------------------------------

Net Increase (Decrease) in Cash                        ( $      19,437)       $     36,104       ( $       34,075)
Cash - Beginning of Year                                        54,700              18,596                 52,671
                                                         --------------------------------------------------------

  CASH - END OF YEAR                                     $      35,263        $     54,700         $       18,596
                                                         ========================================================



Supplemental Disclosure of
  Cash Flow information:

  Cash Paid During the Year for Interest                 $      26,286        $     30,321         $        4,643


Noncash Transactions:

   Accrued interest payable totalling $95,921 on the First Union Bank note was reclassified from notes payable to accrued expenses to reflect the status of the liability at May 31, 1994.

   As part of Coherent Communications Systems Corporation's (Coherent) agreement to acquire shares of the Corporation's stock, Coherent contributed $6,400 in inventory, $13,600 in property and equipment and $5,000 in prepaid expenses for no additional consideration (see Note 9). Accordingly, capital in excess of par value was increased by $18,750 for these items, and treasury stock was reduced by $6,250.





See accompanying Notes to Financial Statements.                                5

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 1995




NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

  Corporation's Activities

          Systems Technology Associates, Inc. (the "Corporation") provides services and equipment in the telecommunications, data systems, and automated instrumentation fields to governments and the public sector.

          The following is a summary of significant accounting policies followed in the preparation and presentation of the accompanying financial statements. These policies conform to generally accepted accounting principles.

  Accounts Receivable

          Accounts receivable are reviewed periodically for consideration as to their collectibility. An allowance for doubtful accounts is established on those accounts deemed uncollectible under the specific write-off method. For the years ended May 31, 1995, 1994 and 1993, the Corporation charged $6,732, $4,704, and $-0-, respectively, against earnings to recognize those accounts whose collection was doubtful.

  Inventory

          Inventory is comprised of computer components and electronic equipment materials used in the manufacture of telephone system devices and is valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. During the years ended May 31, 1995, 1994 and 1993, the Corporation marked down its inventory by $10,024, $-0-, and $33,508, respectively, as a result of obsolescence and lower of cost or market adjustment of certain items. Inventory is pledged as security against outstanding bank loans.

                    NOTES TO FINANCIAL STATEMENTS CONTINUED

  Property and Equipment

          Property and equipment are stated at cost. Depreciation is provided over the five year estimated useful lives of the assets under a method which approximates straight-line.

  Use of Estimates

          Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

  Revenue and Cost Recognition

          Revenues on sales contracts are recognized under the percentage of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. All of the Corporation's sales contracts are for a fixed price. The percentage of completion on each sales contract is reviewed periodically for a determination as to the revenue to be recognized. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates will change in the near term.

          Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the

                    NOTES TO FINANCIAL STATEMENTS CONTINUED

  Revenue and Cost Recognition (Continued)

period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

  New Accounting Pronouncements

          In May 1991, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments" which requires disclosure of the fair value of all financial instruments, both assets and liabilities, for which it is practicable to estimate fair value. This statement is effective for fiscal years ending after December 15, 1995, for entities with less than $150 million in total assets t the time the Statement was issued.

          Management is currently reviewing the impact of SFAS 107. As of May 31, 1995, management does not expect it to have a material impact on the Corporation.


NOTE 2 - GOING CONCERN

          The Corporation has incurred substantial operating losses since its public offering in 1985, which raises substantial doubt about its ability to continue as a going concern. The Corporation has negotiated with its creditors to arrive at reasonable payment terms and has been able to obtain forgiveness of certain portions of its liabilities. In addition to funds provided by earnings, the Corporation plans to convert

                    NOTES TO FINANCIAL STATEMENTS CONTINUED
at least some of its old product line inventory to cash through special and close-out sales. The Corporation will also aggressively pursue a plan to increase its attractiveness to another company. Despite these efforts, there is no assurance that management will be successful in both meeting its debt obligations and funding current operations. The financial statements do not include any adjustments pertaining to the recoverability or classification of recorded assets or the amounts or classification of liabilities if such plans are not sufficient to fund operating cash shortfalls.


NOTE 3 - PROPERTY AND EQUIPMENT

          A summary of property and equipment as of May 31, 1995 and 1994, is as follows:

                                                      1995           1994
                                                    ------------------------
            Furniture and Fixtures                   $ 84,089       $ 82,051
            Laboratory Equipment                      386,198        365,025
                                                      ----------------------

                Total Cost                           $470,287       $447,076
                  Less Accumulated Depreciation       440,232        430,771
                                                      ----------------------

                  Book Value                         $ 30,055       $ 16,305
                                                     -----------------------

          Depreciation expense for the years ended May 31, 1995, 1994 and 1993, was $9,461, $7,078 and $14,847, respectively. The property and equipment are pledged as security against the outstanding bank loan.

                    NOTES TO FINANCIAL STATEMENTS CONTINUED




NOTE 4 - NOTES PAYABLE

          Related parties and other notes payable as of May 31, 1995 and 1994, consist of the following:

                                                                             1995                     1994
                                                                      ----------------------------------------
     Related Parties Notes:
        Metrology, Inc.                                               $       25,000           $       25,000
        Marvin S. Friedland                                                   51,000                   51,000
        June Benning                                                          10,733                   10,733
        Walter Benning                                                        40,000                   40,000
        Daniel N. Carter                                                      23,500                   15,000
        Edward P. Myers                                                        8,500                   10,000
        Terry A. Scott                                                        30,850                   10,000
        John D. Sanders                                                        5,000                    5,000
        John F. Erickson                                                       8,500                     -
                                                                      ---------------------------------------

                                                                      $      203,083           $      166,733
                                                                      ---------------------------------------
     Other Notes:
        First Union Bank                                              $         -              $      214,764
        Tysons National Bank                                                  39,209                     -
        Michael S. Juhasz                                                      4,683                    7,683
        Avnet, Inc.                                                           22,000                   34,000
                                                                      ---------------------------------------

                                                                      $       65,892           $      256,447
                                                                      ---------------------------------------

          Total Notes Payable                                         $      268,975           $      423,180
                                                                      ---------------------------------------

          Terms of the notes payable are as follows:

          First Union Bank - $200,000 and $90,000 notes payable, originally dated January 1985 and May 1987, respectively. At December 31, 1992, total unpaid principal of $254,708 and accrued interest of $92,092 were addressed in a Settlement Agreement. When the Corporation performs in accordance with the terms of the Settlement Agreement, described hereinafter, the entire indebtedness will be settled for $175,000 (the "Modified Indebtedness" amount). The notes were secured by inventory, property and equipment, accounts receivable, and all other assets of the Corporation. Interest on the modified indebtedness was payable monthly at 8% through December 31, 1993;

                    NOTES TO FINANCIAL STATEMENTS CONTINUED

          First Union Bank (Continued)

at prime as of January 1, 1994 (6%), plus 2% for January 1 through December 31, 1994; at prime as of January 1, 1995, plus 2% for January 1 through December 31, 1995. A $25,000 principal payment was due and was paid on or before December 31, 1992; principal payments of $1,500 were due monthly beginning March 1994; additional principal payments equal to 20% of net income before provision for income taxes and extraordinary items are due within one month of receipt of annual audited financial statements.

          At October 7, 1994, total unpaid principal of $135,056 and accrued of interest of $932 was addressed in a Release and Settlement Agreement. The Corporation agreed to pay $88,460 to extinguish the remaining balance of the Modified Indebtedness amount.

          Tysons National Bank - $50,000 note payable dated October 7,
1994. Interest is variable and payable monthly at prime plus 2.25%. Principal payments of $1,042 are due monthly beginning November 1994, with payment in full due October 1998. The note is guaranteed by Mr. Terry A. Scott, an officer of the Corporation, and is collateralized by all business assets of the Corporation.

          Friedland and Metrology, Inc. Notes

          Metrology, Inc. - $25,000 unsecured demand note payable, issued December 1987, originally bearing interest at 10%. Metrology, Inc. is controlled by Mr. Friedland, formerly an officer and director of the Corporation.

          Marvin S. Friedland - $20,000, $25,000 and $6,000 unsecured demand notes payable, issued September - October 1989, originally bearing interest at 15%. Mr. Friedland was formerly an officer and director of the Corporation.

                    NOTES TO FINANCIAL STATEMENTS CONTINUED

          In October 1993, the Corporation entered into an agreement regarding these notes whereby the interest rate from date of issuance was reduced to 2% per annum. Accrued interest from the date of issuance was reduced through a $2,000 payment at the time of the modification and continued monthly payments of $1,000 beginning February 1994 until paid in full. For the year ended May 31, 1995, no principal payments were made. Interest accrues at 2% from September 1, 1993, until the outstanding balance due to IRS (see Note
6) is satisfied and then at 8% until the notes are paid in full. Principal payments will be made monthly at $2,000 beginning one month after the balance due to IRS is satisfied. Payments will be allocated between the Friedland and Metrology notes in proportion to the dollar values of the notes due each party.

          June Benning - $10,733 unsecured note payable, originally accruing interest at 15%. On May 5, 1993, an agreement was signed whereby interest prior to January 1, 1993, was forgiven; interest accrues at 10% after that date. Principal payments of no less than $1,000 per month will begin no later than one month after satisfaction of the balance due to IRS (Note 6). Mrs. Benning is the wife of a former officer and director of the Corporation.

          Walter Benning - $40,000 unsecured note payable, originally accruing interest at 15%. On May 5, 1993, an agreement was signed whereby interest will accrue at 8% beginning July 1, 1994; interest prior to that date is forgiven. Principal payments of not less than $1,000 per month will begin in the month following payoff of the balance due to IRS (Note 6) and payoff of the balance due to June Benning. Mr. Benning is a former officer and director of the Corporation.

                    NOTES TO FINANCIAL STATEMENTS CONTINUED

          Daniel N. Carter - $15,000 and $10,000 unsecured notes payable dated May 20, 1994, and October 1, 1994, respectively. Interest is payable monthly at 8% and 10% per annum, respectively; principal payments of $500 per month are due on the $15,000 note beginning September 30, 1994, with payment in full due May 20, 1995, and October 1, 1996, respectively. For the year ended May 31, 1995, three principal payments were made.

          Edward P. Myers - $10,000 unsecured note payable dated May 24,
1994. Interest is payable monthly at 8% per annum; principal payments of $500 per month are due beginning September 30, 1994, with payment in full due May 20, 1995. For the year ended May 31, 1995, three principal payments were made. Mr. Myers is a director of the Corporation.

          Terry A. Scott - $10,000, $12,500 and $10,000 unsecured notes payable dated May 24, 1994, October 7, 1994, and October 7, 1994. Interest is payable monthly at 8%, 10% and 10% per annum; principal payments of $500 per month are due beginning September 30, 1994, with payment in full due May 20, 1995, October 7, 1996, and October 7, 1995. For the year ended May 31, 1995, $1,650 in principal payments were made. Mr. Scott is an officer of the Corporation.

          John D. Sanders - $5,000 unsecured note payable, modified
March 30, 1994, so that no interest will accrue until the outstanding balance due to IRS (Note 6) is satisfied. Interest will then accrue at prime plus 2% and reasonable efforts are to be made to pay off the loan and accrued interest as soon as possible. Mr. Sanders is a shareholder and former director of the Corporation.

                    NOTES TO FINANCIAL STATEMENTS CONTINUED

          Michael S. Juhasz - $18,600 unsecured note payable dated
October 1, 1992, with principal originally due December 31, 1992, was orally modified so that monthly principal payments of $250 will be made until the entire debt is satisfied. Interest accrues at 5% on this debt.

          Avnet, Inc. - $45,000 payable in settlement of a judgment against the Corporation was established in November 1993. After an initial $5,000 payment in November 1993, monthly payments of $1,000 will be due through November 1995; monthly payments of $2,000 will be due through July 1996. Liability is secured by a lien on all assets of the Corporation.

          John F. Erickson - $10,000 unsecured note payable. Interest is payable monthly at 8% per annum; principal payments of $500 per month are due beginning September 25, 1994, with full payment due May 24, 1995. For the year ended May 31, 1995, three principal payments were made. Mr. Erickson is a shareholder of the Corporation.

          The principal maturities of related parties and notes payable for the subsequent five years are as follows:

                                                Related
                         Year                   Parties                    Other                     Total
                         -----------------------------------------------------------------------------------
                         1996                 $     38,850              $     33,500             $     72,350
                         1997                       32,500                    18,183                   50,683
                         1998                       11,000                    12,500                   23,500
                         1999                       35,733                     1,709                   37,442
                         2000                       85,000                      -                      85,000

                    NOTES TO FINANCIAL STATEMENTS CONTINUED




NOTE 5 - PAYROLL TAX OBLIGATION

          In October 1992, the Corporation signed an installment agreement with the Internal Revenue Service to pay delinquent payroll taxes and related penalties and interest. The Corporation is to make monthly payments of $3,000 for 36 months beginning October 1992, after which time the Corporation's financial circumstances will be reevaluated. At May 31, 1995, substantially all of the delinquent taxes were paid and $80,194 of penalties and interest are included in accrued expenses. In September 1995, the Internal Revenue Service ruled that the Corporation is to make monthly payments of $3,000 until all penalties and interest are paid in full.

          In March 1993, the Corporation and the Commonwealth of Virginia agreed upon a payment plan regarding delinquent payroll taxes and related penalties and interest. At May 31, 1995, no payroll taxes remain payable under this plan and $5,451 of penalties and interest are included in accrued expenses.


NOTE 6 - STOCK OPTIONS

          The Corporation has issued stock options to various directors, an officer and a lender. Under the terms of the options, also discussed in
Note 9, options for 30,000 and 77,500 shares are outstanding and exercisable at $.10 and $.25 per share, respectively.

                   NOTES TO FINANCIAL STATEMENTS CONTINUED

          A summary of stock option activity as of May 31, 1995 and 1994, is as follows:

                                                                 1995                 1994
                                                          -----------------------------------
                 Options Outstanding, Beginning of Year    $      65,000        $      30,000
                 Options Granted at $.25 per Share                42,500               35,000
                 Options Exercised at:
                   $.10 per Share                                   -                    -
                   $.25 per Share                                   -                    -
                                                           ----------------------------------

                     Options Outstanding, End of Year      $     107,500        $      65,000
                                                           ----------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

          Preferred Stock - The Corporation has issued 2,000 shares of preferred stock, $50 par value. The stock is nonvoting, may pay noncumulative dividends not to exceed $6 per annum, as set by the Board of Directors, and is redeemable at any time at the option of the Corporation at $100 per share. Dividends on preferred stock shall be payable out of retained earnings prior to the payment of any dividends on common stock. In the event of any corporate liquidation or dissolution, the preferred shareholders are entitled to be paid $100 per share of preferred stock, together with any declared but unpaid dividends on such shares, prior to any payment or distribution of assets to the common shareholders.

          Treasury Stock - During the year ended May 31, 1993, the
Corporation purchased 10,250 and 62,906 shares of its stock at $.18 and $.055 plus commissions, respectively. During the year ended May 31, 1993, a total of 72,250 shares were issued to various employees as bonuses. During the year ended May 31, 1995, the

                    NOTES TO FINANCIAL STATEMENTS CONTINUED

Corporation purchased 100,000 shares of its common stock from a former officer and director at $.0625 per share. This block of stock was then reissued to Coherent Communications System Corporation ("Coherent") in exchange for inventory of $6,400, equipment for 13,600 and prepaid expenses of $5,000. The difference between the acquisition price ($6,250) and the subsequent sales price ($25,000) has been reflected as capital in excess of par value. At May 31, 1995 and 1994, the Corporation owned 906 shares with a carrying value of $50.


NOTE 8 - OPERATING LEASE

          The Corporation leases its facilities under a month-to-month operating lease. Minimum annual rents for the years ended May 31, 1995, 1994 and 1993 were $54,000 for each year. In November 1995, the Corporation reduced its space by approximately 50%, with a proportionate decrease in minimum monthly rent.


NOTE 9 - INCOME TAXES

          The Corporation has available net operating loss carryforwards approximating $3.5 million to apply against future taxable income. These carryforwards will expire over the years 2002 to 2008.

          The FASB released a statement on the method of accounting for income taxes, SFAS 109, which addresses the accounting problems faced when revenues, expenses, gains or losses are included in taxable income of an earlier or later year than the year in which they are recognized for financial statement purposes. The amounts of current taxes payable or refundable and deferred tax liabilities or assets to be

                    NOTES TO FINANCIAL STATEMENTS CONTINUED
recognized at the date of the financial statements are the amounts which result from all events which have been recognized in the financial statements or tax returns as measured by the provisions of currently enacted tax laws. The Corporation's management has implemented this new standard effective June 1, 1993. There was no cumulative effect of the change in accounting principle to be recorded in determining net income for the year ended May 31, 1994, as a net operating loss carryforward was the only item which would have created a deferred tax asset to be recognized, and projected future net income was not considered realizable to offset the loss carryforward.

          The provision for income taxes attributable to continuing operations consists of the following components:

                                                                              May 31
                                                              ----------------------------------
                                                                    1995                1994
                                                              ----------------------------------
                 Current Tax Expense                           $      19,200        $     44,400
                 Benefit of Operating Loss Carryforward       (       19,200)      (      44,400)
                                                               ---------------------------------

                                                               $        -           $       -
                                                               ---------------------------------

          The net deferred tax benefits in the accompanying balance sheets include the following components:

                                                                              May 31
                                                              ----------------------------------
                                                                    1995                1994
                                                              ----------------------------------
                 Deferred Tax Assets                           $      18,550        $     27,200
                 Deferred Tax Asset Valuation Allowance       (       18,550)      (      27,200)
                                                               ---------------------------------

                 Net Deferred Tax Asset                        $        -           $       -
                                                               ---------------------------------

                    NOTES TO FINANCIAL STATEMENTS CONTINUED

          The provision for income taxes attributable to extraordinary items consists of the following components:

                                                                         May 31,
                                                            -------------------------------
                                                                   1995               1994
                                                            -------------------------------
                   Current Tax Expense                       $      92,400     $     34,000
                   Benefit of Operating Loss Carryforward   (       92,400)  (       34,000)
                                                              ----------------------------

                                                             $        -        $       -
                                                             ------------------------------


NOTE 10 - RELATED PARTIES TRANSACTIONS

          Under an agreement dated October 25, 1993, the Corporation has an agreement with two shareholders whereby the Corporation or its designate has a three- year option to purchase the 636,213 shares held by the shareholders at $.0625 per share and an option for the following two years to purchase the shares at $.10 per share. The Corporation must exercise its option in blocks of 10,000 or more shares. As discussed in Note 8, the Corporation purchased 100,000 of its shares from a former officer and director at $.0625 per share.

          The Corporation entered into a License Agreement effective
June 1, 1994, with Coherent whereby the Corporation acquired nonexclusive rights to use technology in connection with the manufacture and sale of telecommunications products. In consideration for these rights and the acquisition of certain inventory and equipment, the Corporation facilitated the transfer, through the exercise of options by Coherent as the Corporation's designate, of 100,000 common shares held by a shareholder to Coherent and paid $45,000.

                    NOTES TO FINANCIAL STATEMENTS CONTINUED

          In consideration for the advancement of funds under various promissory note agreements with an officer, a director and a vendor, options regarding the purchase of stock were granted to the lenders. The options grant the right to purchase a total of 77,500 shares of stock at $.25 per share for a two-year period ending October 1996.

          In July 1993, the Board authorized the issuance of options to purchase a total of 30,000 shares at $.10 per share to three Directors.

          As further described in Note 4, various related parties have loaned funds to the Corporation.

          A corporation controlled by a former officer and director of the Corporation forgave a claim in the amount of $112,500 during the year ended May 31, 1994.


NOTE 11 - RESTATEMENT OF FORGIVENESS OF DEBT REVENUE

          Forgiveness of debt for the year ended May 31, 1993, presented on Exhibit B has been restated to reflect the revenue as an extraordinary item, net of related income tax effect. This restatement has no effect on income before extraordinary items or net income; earnings per share from extraordinary items increased from $.01 to $.03, while earnings per share from net income before extraordinary item decreased from $.02 to $.00.