Form 10-Q
period 1995-11-30
SYSTEMS TECHNOLOGY ASSOCIATES INC
filed 1996-02-05
CIK 756824

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


         FOR QUARTER ENDED                           COMMISSION FILE NO.
         NOVEMBER 30, 1995                           0-13920




                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 FLORIDA                                54-0802071
(STATE OR OTHER JURISDICTION OF                      (IRS EMPLOYER I.D. NO.)
INCORPORATION OR ORGANIZATION)


                                14 BRYANT COURT
                           STERLING, VIRGINIA  20166
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (703) 471-8000
                        (REGISTRANT'S TELEPHONE NUMBER)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, par value $.50 per share; 3,424,363 shares outstanding as of November 30, 1995.

PART I - FINANCIAL INFORMATION         SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                                                 Balance Sheet
ITEM I.  FINANCIAL STATEMENTS

                                             ASSETS
                                                                        Unaudited                Audited
                                                                       ------------           ------------
                                                                       NOVEMBER 30,               May 31,
                                                                           1995                    1995
                                                                       ------------           ------------
CURRENT ASSETS:

     Cash                                                                   97,007                 35,263
     Accounts Receivable                                                    84,876                127,964
     Costs and Estimated Earings in Excess                                  23,331                180,526
       of Billings on Uncompleted Contracts
     Inventory                                                             313,808                313,808
     Prepaid Expenses and Miscellaneous                                      8,682                  5,319
                                                                       ------------           ------------
          Total Current Assets                                             527,705                662,881
     Fixed assets - cost net of accum deprn                                 25,817                 30,055
                                                                       ------------           ------------
TOTAL ASSETS                                                               553,522                692,936
                                                                       ============           ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes Payable - Bank                                                   12,500                 12,500
     Notes Payable - Other                                                  48,740                 59,850
     Accounts Payable - Trade                                               43,101                118,668
     Payroll Taxes Payable                                                   2,747                  1,304
     Accrued Expenses                                                       57,318                 93,674
     Advance From Customer                                                  19,538                 17,882
                                                                       ------------           ------------
          Total Current Liabilities                                        183,944                303,878
                                                                       ------------           ------------
LONG-TERM LIABILITIES:
     Notes Payable - Bank                                                   20,458                 26,708
     Notes Payable - Other                                                 164,259                169,916
     Accrued Expenses                                                       21,417                 45,317
     Deferred Interest-Former Officer                                       31,418                 31,418
     Deferred Accounts Payable                                              60,505                 60,505
                                                                       ------------           ------------
          Total Long-term Liabilities                                      298,057                333,864
                                                                       ------------           ------------
     Total Liabilities                                                     482,001                637,742
                                                                       ------------           ------------
STOCKHOLDERS' EQUITY
     Redeemable Preferred Stock, $50 Par Value                             100,000                100,000
       2,000 Shrs Authorized 2,000 Issued and
       Outstanding ($200,000 Aggregate Liquidation Preference)
     Common Stock, $.50 Par Value, 8,000,000 Shares                      1,712,635              1,712,635
       Authorized, 3,425,269 Shrs Issued and
       3,424,363 Shares Outstanding
     Capital in Excess of Par Value                                      2,330,161              2,330,162
     Retained Deficit                                                   (4,071,225)            (4,087,553)
     Treasury Stock                                                            (50)                   (50)
                                                                       ------------           ------------
          Total Stockholders' Equity                                        71,521                 55,194
                                                                       ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 553,522                692,936
                                                                       ============           ============

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                   -----------------------------------
                                                                   NOVEMBER 30,            NOVEMBER 30,
                                                                       1995                  1994
                                                                   --------------        -------------
Revenues:
     Sales of product less sales discount                                154,909              311,828
                                                                   --------------        -------------

     Cost of sales                                                       129,443              206,171
     Research and Development expense                                          0                4,582
     Selling, general & administrative expense                            45,334               39,233
     Interest expense                                                      4,588                6,674
                                                                   --------------        -------------
                                                                         179,365              256,660
                                                                   --------------        -------------
Operating Income (Loss)                                                  (24,456)              55,168

Other Income
     Extinguishment/Forgiveness of Indebtedness                           30,857              219,356
                                                                   --------------        -------------
Income(Loss) before provision for income taxes
       and extraordinary item                                              6,401              274,524

Provision for income taxes                                                   960               71,732
                                                                   --------------        -------------
Net income(loss) before extraordinary item                                 5,441              202,792

Extraordinary Items:
     Tax Benefit from Prior Year Net Operating Loss
       Carryforward                                                          960               71,732
                                                                   --------------        -------------
Net Income (Loss)                                                          6,401              274,524
                                                                   ==============        =============


Earning (Loss) per share (based upon the weighted average number of shares outstanding in each years:

       Income before extraordinary items                                   $0.00                $0.06
       Extraordinary items                                                  0.00                 0.02
                                                                   --------------        -------------
Net Income Per Share                                                       $0.00                $0.08
                                                                   ==============        =============
Weighted average number of shares outstanding                          3,424,363            3,424,363
                                                                   ==============        =============

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                       SIX MONTHS ENDED
                                                               -------------------------------------
                                                               NOVEMBER 30,            NOVEMBER 30,
                                                                   1995                    1994
                                                               ------------            -------------
Revenues:
     Sales of product less sales discount                          513,653                  468,065
                                                               ------------            -------------

     Cost of sales                                                 420,635                  336,033
     Research and Development expense                                    0                   15,187
     Selling, general & administrative expense                      97,727                   76,465
     Interest expense                                               10,040                   14,200
                                                               ------------            -------------
                                                                   528,401                  441,885
                                                               ------------            -------------
Operating Income (Loss)                                            (14,748)                  26,180

Other Income
     Extinguishment/Forgiveness of Indebtedness                     30,857                  219,356
                                                               ------------            -------------
Income(Loss) before provision for income taxes
       and extraordinary item                                       16,109                  245,536

Provision for income taxes                                           2,416                   71,732
                                                               ------------            -------------
Net income(loss) before extraordinary item                          13,693                  173,804

Extraordinary Items:
     Tax Benefit from Prior Year Net Operating Loss
       Carryforward                                                  2,416                   71,732
                                                               ------------            -------------
Net Income (Loss)                                                   16,109                  245,536
                                                               ============            =============


Earning (Loss) per share (based upon the weighted average number of shares outstanding in each years:

       Income before extraordinary items                             $0.00                    $0.05
       Extraordinary items                                            0.01                     0.02
                                                               ------------            -------------
Net Income Per Share                                                 $0.01                    $0.07
                                                               ============            =============
Weighted average number of shares outstanding                    3,424,363                3,424,363
                                                               ============            =============

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                   NOVEMBER 30,                NOVEMBER 30,
                                                                       1995                         1994
                                                                   -----------                 ------------
OPERATING ACTIVITIES:
-------------------------------------------
     Net Income (Loss)                                                $16,109                     $245,536
     Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by (used in) Operating
       Activities:
         Depreciation and Amortization                                  4,238                        3,642
         Extinguishment/Forgiveness of Debt                           (30,857)                    (219,356)
         Decrease (Increase) in Assets:
           Accounts Receivable-Billed                                  43,088                       11,082
           Accounts Receivable-Unbilled                               157,195                     (119,717)
           Inventory                                                        0                      (77,144)
           Prepaid Expenses and Miscellaneous                          (3,363)                      (2,730)
           Deposits                                                         0                        6,280
         Increase (Decrease) in Liabilities:
           Accounts Payable-Trade                                     (75,567)                      71,058
           Payroll Taxes Payable                                        1,005                      (19,511)
           Accrued Expenses                                           (28,743)                      29,733
           Advance from Customer                                        1,656                       18,532
                                                                   -----------                 ------------
           Net Cash Provided by (Used in) operating
             Activities                                               $84,762                     ($52,595)
                                                                   -----------                 ------------
INVESTING ACTIVITIES:
-------------------------------------------
     Acquisition of Property and Equipment                                 $0                     ($12,114)
                                                                   -----------                 ------------
       Net Cash Used in Investing Activities                               $0                     ($12,114)
                                                                   -----------                 ------------

FINANCING ACTIVITIES:
-------------------------------------------
     Proceeds from Additional Borrowing                                 $0.00                      $92,500
     Repayment of Notes Payable                                       (23,018)                     (96,042)
     Proceeds on Sale of Stocks                                             0                       18,750
     Net Increase in Long-Term Accrued Expenses                             0                        3,441
                                                                   -----------                 ------------
       Net Cash Provided by (Used in) Financing
         Activities                                                  ($23,018)                     $18,649
                                                                   -----------                 ------------
Net Increase (Decrease) in Cash                                        61,744                      (46,060)
Cash-Beginning of Year                                                 35,263                       54,700
                                                                   -----------                 ------------
Cash-Ending Balance                                                   $97,007                       $8,640
                                                                   ===========                 ============

                     SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                        NOTES TO FINANCIAL STATEMENTS





1.     Inventories:

       Inventories consist of the following:

                                                 11/30/95         11/30/94
                                                ---------        ---------
                 Raw Materials                  $  253,000        $ 269,249
                 Work-In-Process                     -0-              -0-
                 Sub-assembly                       60,808           56,377
                                                 ---------        ---------

                 Total:                         $  313,808        $ 325,626
                                                ==========        =========



         ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Sales for the three months ended November 30, 1995 totaled $154,909, down substantially from last year's $311,828. Sales were weak across all of STA's product lines. While weakness was expected in our older product lines, a drop off in the lines where STA acts as a distributor was unexpected. Therefore, in December, the Company hired a new sales manager and compensation will be linked to the level of sales obtained.

Costs of Goods Sold exceeded the Company's sales for the quarter, thus resulting in an operating loss of $24,456 as sales levels were not adequate to cover both variable and fixed production costs. The Company managed to show Income Before Taxes only because it reversed an accrued expense which was dependent on reaching an established level of sales in one of the product lines.

The Company will continue on the lookout for additional product lines that may be of interest to our existing customer base. In addition, on December 18th, the Company started up a new division called STA Network Services. Network Services will operate in two related areas. First, it will install cabling to transmission capabilities and speed and to link computer systems together in networks. The second area of operations is to install both the hardware andd software necessary for these computers to form a network. This is a new and exciting field for the Company and management feels that it holds great promise for the future. Sales for the Network Services division are expected to approach $40,000 for January, its first full month of operation.

LIQUIDITY AND CAPITAL RESOURCES

While liquidity is adequate for the moment, it has deteriorated over the last three months as profitability has suffered and the Company continued to make mandatory payments ON its large level of debt. It is hoped that a more productive sales effort in product lines the Company distributes and in the new Network Services division will improve sales and restore an acceptable level of profitability. The Company also hopes to reduce payment levels on its largest monthly debt obligations in order to retain funds necessary to foster growth. While the Company has had operating income of over $350,000 in the last four years, it has all been consumed by our stifling debt service requirements.





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


         Date:  01 FEBRUARY 1996        Systems Technology Associates, Inc.
                -----------------   ---------------------------------------
                                                 (Registrant)



                                   /s/ TERRY A. SCOTT
                                   -------------------------
                                   Terry A. Scott
                                   Chairman of the Board

                                        EXHIBIT INDEX


Exhibits


                 * 3(a) - Articles of Incorporation of Registrant

                 * 3(b) - By-Laws of Registrant

                  27    - Financial Data Schedule



                 *Incorporated by reference from exhibits to Registrants for
                  S-18 Registration Statement, Registration No. 2-94042W.