Form 10-Q
period 1996-02-29
SYSTEMS TECHNOLOGY ASSOCIATES INC
filed 1996-08-21
CIK 756824

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


         FOR QUARTER ENDED                             COMMISSION FILE NO.
         FEBRUARY 29, 1996                                  0-13920




                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            FLORIDA                                         54-0802071
(STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER I.D. NO.)
INCORPORATION OR ORGANIZATION)


                                14 BRYANT COURT
                           STERLING, VIRGINIA  20166
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (703) 471-8000
                        (REGISTRANT'S TELEPHONE NUMBER)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, par value $.50 per share; 3,424,363 shares outstanding as of February 29, 1996.

PART I - FINANCIAL INFORMATION      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                                            Balance Sheet

ITEM I.  FINANCIAL STATEMENTS               ASSETS
                                                              Unaudited           Audited
                                                             -----------        -----------
                                                             FEBRUARY 29,        MAY 31,
                                                                1996               1995
CURRENT ASSETS:                                              -----------        -----------
     Cash                                                        12,781             35,263
     Accounts Receivable                                        169,731            127,964
     Costs and Estimated Earings in Excess                       55,831            180,526
       of Billings on Uncompleted Contracts
     Inventory                                                  308,808            313,808
     Prepaid Expenses and Miscellaneous                           6,728              5,319
                                                             -----------        -----------
          Total Current Assets                                  553,879            662,881
     Fixed assets - cost net of accum deprn                      28,342             30,055
                                                             -----------        -----------
TOTAL ASSETS                                                    582,221            692,936
                                                             ===========        ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes Payable - Bank                                        12,500             12,500
     Notes Payable - Other                                       30,897             59,850
     Accounts Payable - Trade                                    84,773            118,668
     Payroll Taxes Payable                                        2,891              1,304
     Accrued Expenses                                            52,075             93,674
     Advance From Customer                                       24,443             17,882
                                                             -----------        -----------
          Total Current Liabilities                             207,580            303,878
                                                             -----------        -----------
LONG-TERM LIABILITIES:
     Notes Payable - Bank                                        17,333             26,708
     Notes Payable - Other                                      164,233            169,916
     Accrued Expenses                                            14,883             45,317
     Deferred Interest-Former Officer                            31,418             31,418
     Deferred Accounts Payable                                   77,205             60,505
                                                             -----------        -----------
          Total Long-term Liabilities                           305,072            333,864
                                                             -----------        -----------
     Total Liabilities                                          512,652            637,742
                                                             -----------        -----------
STOCKHOLDERS' EQUITY
     Redeemable Preferred Stock, $50 Par Value                  100,000            100,000
       2,000 Shrs Authorized 2,000 Issued and
       Outstanding ($200,000 Aggregate Liquidation
         Preference)
     Common Stock, $.50 Par Value, 8,000,000 Shares           1,712,635          1,712,635
       Authorized, 3,425,269 Shrs Issued and
       3,424,363 Shares Outstanding
     Capital in Excess of Par Value                           2,330,161          2,330,162
     Retained Deficit                                        (4,073,176)        (4,087,553)
     Treasury Stock                                                 (50)               (50)
                                                             -----------        -----------
          Total Stockholders' Equity                             69,570             55,194
                                                             -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      582,221            692,936
                                                             ===========        ===========

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                 --------------------------------
                                                                 FEBRUARY 29,        FEBRUARY 28,
                                                                     1996                1995
                                                                 ------------        ------------
    Revenues:
         Sales of product less sales discount                        244,809             235,785
                                                                 ------------        ------------

         Cost of sales                                               165,660             191,917
         Research and Development expense                                  0                   0
         Selling, general & administrative expense                    79,656              26,308
         Interest expense                                              4,303               5,740
                                                                 ------------        ------------
                                                                     249,618             223,965
                                                                 ------------        ------------
    Operating Income (Loss)                                           (4,809)             11,820

    Other Income
         Extinguishment/Forgiveness of Indebtedness                    2,000                   0
                                                                 ------------        ------------
    Income(Loss) before provision for income taxes
           and extraordinary item                                     (2,809)             11,820

    Provision for income taxes                                             0               1,743
                                                                 ------------        ------------
    Net income(loss) before extraordinary item                        (2,809)             10,077

    Extraordinary Items:
         Tax Benefit from Prior Year Net Operating Loss
           Carryforward                                                    0               1,743
                                                                 ------------        ------------
    Net Income (Loss)                                                 (2,809)             11,820
                                                                 ============        ============


    Earning (Loss) per share (based upon the weighted average number of shares outstanding in each years:

           Income before extraordinary items                          ($0.00)              $0.06
           Extraordinary items                                          0.00                0.02
                                                                 ------------        ------------
    Net Income Per Share                                              ($0.00)              $0.08
                                                                 ============        ============
    Weighted average number of shares outstanding                  3,424,363           3,424,363
                                                                 ============        ============

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                 --------------------------------
                                                                 FEBRUARY 29,        FEBRUARY 28,
                                                                     1996                1995
                                                                 ------------        ------------
    Revenues:
         Sales of product less sales discount                        757,737             703,850
                                                                 ------------        ------------

         Cost of sales                                               586,295             527,950
         Research and Development expense                                  0              15,187
         Selling, general & administrative expense                   176,657             102,773
         Interest expense                                             14,342              19,940
                                                                 ------------        ------------
                                                                     777,295             665,850
                                                                 ------------        ------------
    Operating Income (Loss)                                          (19,558)             38,000

    Other Income
         Extinguishment/Forgiveness of Indebtedness                   32,857             219,356
                                                                 ------------        ------------
    Income(Loss) before provision for income taxes
           and extraordinary item                                     13,300             257,356

    Provision for income taxes                                         1,995              83,619
                                                                 ------------        ------------
    Net income(loss) before extraordinary item                        11,305             173,737

    Extraordinary Items:
         Tax Benefit from Prior Year Net Operating Loss
           Carryforward                                                1,995              83,619
                                                                 ------------        ------------
    Net Income (Loss)                                                 13,300             257,356
                                                                 ============        ============


    Earning (Loss) per share (based upon the weighted average number of shares outstanding in each years:

           Income before extraordinary items                           $0.00               $0.05
           Extraordinary items                                          0.00                0.02
                                                                 ------------        ------------
    Net Income Per Share                                               $0.00               $0.07
                                                                 ============        ============
    Weighted average number of shares outstanding                  3,424,363           3,424,363
                                                                 ============        ============

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                   FEBRUARY 29,        FEBRUARY 28,
                                                                       1996                1995
                                                                   ------------        ------------
    OPERATING ACTIVITIES:
    ---------------------------------------------
         Net Income (Loss)                                             $13,300            $257,356
         Adjustments to Reconcile Net Income (Loss) to Net Cash
           Provided by (used in) Operating
           Activities:
             Depreciation and Amortization                               6,357               4,342
             Extinguishment/Forgiveness of Debt                        (32,857)           (219,356)
             Decrease (Increase) in Assets:
               Accounts Receivable-Billed                              (41,767)              7,227
               Accounts Receivable-Unbilled                            124,695              67,796
               Inventory                                                 5,000             (66,173)
               Prepaid Expenses and Miscellaneous                       (1,409)             (1,163)
               Deposits                                                      0               6,280
             Increase (Decrease) in Liabilities:
               Accounts Payable-Trade                                  (33,895)             22,223
               Payroll Taxes Payable                                     1,587             (23,733)
               Accrued Expenses                                        (40,814)             (1,295)
               Advance from Customer                                     6,561                   0
                                                                   ------------        ------------
               Net Cash Provided by (Used in) operating
                 Activities                                             $6,758             $53,504
                                                                   ------------        ------------
    INVESTING ACTIVITIES:
    ---------------------------------------------
         Acquisition of Property and Equipment                         ($4,644)           ($13,231)
                                                                   ------------        ------------
           Net Cash Used in Investing Activities                       ($4,644)           ($13,231)
                                                                   ------------        ------------

    FINANCING ACTIVITIES:
    ---------------------------------------------
         Proceeds from Additional Borrowing                                 $0             $92,500
         Repayment of Notes Payable                                    (42,021)           (102,917)
         Proceeds on Sale of Stocks/Equipment                              725              18,750
         Net Increase in Long-Term Accrued Expenses                     16,700              19,127
                                                                   ------------        ------------
           Net Cash Provided by (Used in) Financing
             Activities                                               ($24,596)            $27,460
                                                                   ------------        ------------
    Net Increase (Decrease) in Cash                                    (22,483)             67,733
    Cash-Beginning of Year                                              35,263              54,700
                                                                   ------------        ------------
    Cash-Ending Balance                                                $12,781            $122,433
                                                                   ============        ============

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                         NOTES TO FINANCIAL STATEMENTS


         1.   Inventories:

              Inventories consist of the following:

                                                              2/29/96         2/28/95
                                                            ---------        --------
              Raw Materials                                $  250,501        $ 269,249
              Work-In-Process                                   -0-              -0-
              Sub-assembly                                     58,308           45,406
                                                            ---------        ---------

              Total:                                       $  308,809        $ 314,655
                                                           ==========        =========



         ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Sales for the three months ended February 29, 1996 totaled $258,039 a nine percent increase over last years $235,785. Sales for the three months included sales of about $75,000 from the Network Services division who's sales were temporarily discontinued in early April. Therefore, sales of the existing STA product lines actually showed a decrease from last year's level. Selling, General and Administrative expenses increased due to the higher salaries, start up costs and advertising of the Network Services division. Total costs slightly exceeded Sales resulting in a small loss for the quarter versus a $11,820 gain a year ago. Two years ago the Company's sales consisted mainly of its Engineering Service Circuits (ESC) system and its Signal Converters. The Company shipped the last ESC in December and its last Signal Converters in March. Current sales are derived from reselling a former competitors systems and manufacturing and selling an old line of Line Conditioning equipment. It is important that the Company find additional product lines to sell if it expects to survive and grow.

LIQUIDITY AND CAPITAL RESOURCES

With the ending of our ESC and Signaling Converter sales, the Company is faced with holding about $250,000 in obsolete inventory and intends to take a write down of such after discussions with the auditors in May. When the writedown is undertaken, it will place the Company back into a negative net worth at a time when its sales and earning power is greatly diminished. As almost half the debt of the Company is with the former management, the Company is currently trying to negotiate with them for a debt reduction or buyout plan to bring total debt of $512,652 down to a more acceptable level. If the Company is not successful, it is difficult to see how the Company can attract the necessary talent and resources needed to survive and move the Company forward.

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


Date:  13 June, 1996               Systems Technology Associates, Inc.
       -------------------         -----------------------------------
                                          (Registrant)




                                     /s/ TERRY A. SCOTT
                                   -------------------------------------
                                   Terry A. Scott
                                   Chairman of the Board

                                 EXHIBIT INDEX


Exhibits


   * 3(a) - Articles of Incorporation of Registrant

   * 3(b) - By-Laws of Registrant





   *Incorporated by reference from exhibits to Registrants for S-18
    Registration Statement, Registration No. 2-94042W.