Form 10-Q
period 1996-08-31
SYSTEMS TECHNOLOGY ASSOCIATES INC
filed 1996-10-21
CIK 756824

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


         FOR QUARTER ENDED                                  COMMISSION FILE NO.
         AUGUST 31, 1996                                    0-13920




                     SYSTEMS TECHNOLOGY ASSOCIATES, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          FLORIDA                                            54-0802071
(STATE OR OTHER JURISDICTION OF                      (IRS EMPLOYER ID NO.)
INCORPORATION OR ORGANIZATION)


                                14 BRYANT COURT
                           STERLING, VIRGINIA  20166
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (703) 471-8000
                        (REGISTRANT'S TELEPHONE NUMBER)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes                  No      X
                                              -----------------  --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, par value $.50 per share; 3,215,259 shares outstanding as of August 31, 1996.

PART I - FINANCIAL INFORMATION

                     SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                                 Balance Sheet
ITEM I.  FINANCIAL STAT             ASSETS

                                                                         Unaudited          Unaudited
                                                                        -----------        -----------
                                                                        AUGUST 31,           May 31,
                                                                           1996               1996
CURRENT ASSETS:                                                         -----------        -----------
     Cash                                                                    5,687             24,859
     Accounts Receivable                                                   119,242             89,252
     Costs and Estimated Earings in Excess                                  19,400             42,348
       of Billings on Uncompleted Contracts
     Inventory                                                              43,310             43,310
     Prepaid Expenses and Miscellaneous                                         25                 25
                                                                        -----------        -----------
          Total Current Assets                                             187,663            199,793
     Fixed assets - cost net of accum deprn                                 12,785             14,294
                                                                        -----------        -----------
TOTAL ASSETS                                                               200,448            214,087
                                                                        ===========        ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes Payable - Bank                                                   12,500             12,500
     Notes Payable - Other                                                  63,950             37,950
     Accounts Payable - Trade                                               22,437             10,841
     Payroll Taxes Payable                                                     976              2,946
     Accrued Expenses                                                       18,524             24,934
                                                                        -----------        -----------
          Total Current Liabilities                                        118,386             89,171
                                                                        -----------        -----------
LONG-TERM LIABILITIES:
     Notes Payable - Bank                                                   11,083             14,208
     Notes Payable - Other                                                  78,233            154,233
     Accrued Expenses                                                       34,046             36,949
     Deferred Interest-Former Officer                                            0             31,418
     Deferred Accounts Payable                                              16,700             63,650
                                                                        -----------        -----------
          Total Long-term Liabilities                                      140,062            300,458
                                                                        -----------        -----------
     Total Liabilities                                                     258,448            389,628
                                                                        -----------        -----------
STOCKHOLDERS' EQUITY
     Redeemable Preferred Stock, $50 Par Value                                   0            100,000
       2,000 Shrs Authorized 2,000 Issued and
       Outstanding ($200,000 Aggregate Liquidation Preference)
     Common Stock, $.50 Par Value, 8,000,000 Shares                      1,754,585          1,712,635
        Authorized, 3,424,363 Shrs Issued and
       3,215,259 Shares Outstanding
     Capital in Excess of Par Value                                      2,464,536          2,330,161
     Retained Deficit                                                   (4,257,381)        (4,317,770)
     Treasury Stock                                                        (19,740)              (568)
                                                                        -----------        -----------
          Total Stockholders' Equity                                       (58,000)          (175,542)
                                                                        -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 200,448            214,087
                                                                        ===========        ===========

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                            Statements of Operations
                                  (Unaudited)

                                                                        THREE MONTHS ENDED AS OF:
                                                                    --------------------------------
                                                                      AUGUST 31,          AUGUST 31,
                                                                        1996                1995
                                                                    ------------        ------------
Revenues:
     Sales of product less sales discount                               131,583             358,020
                                                                    ------------        ------------

     Cost of sales                                                       88,537             299,728
     Research and Development expense                                         0                   0
     Selling, general & administrative expense                           55,490              43,905
     Interest expense                                                     3,472               5,452
                                                                    ------------        ------------
                                                                        147,499             349,085
                                                                    ------------        ------------
Operating Income (Loss)                                                 (15,916)              8,935

Other Income
     Extinguishment/Forgiveness of Indebtedness                          76,305                   0
                                                                    ------------        ------------
Income(Loss) before provision for income taxes
       and extraordinary item                                            60,389               8,935

Provision for income taxes                                               10,097               1,340
                                                                    ------------        ------------
Net income(loss) before extraordinary item                               50,291               7,595

Extraordinary Items:
     Tax Benefit from Prior Year Net Operating Loss
       Carryforward                                                      10,097               1,340
                                                                    ------------        ------------
Net Income (Loss)                                                        60,389               8,935
                                                                    ============        ============


Earning (Loss) per share (based upon the weighted average number of shares outstanding in each years:

       Income before extraordinary items                                  $0.02               $0.00
       Extraordinary items                                                 0.00                0.00
                                                                    ------------        ------------
Net Income Per Share                                                      $0.02               $0.00
                                                                    ------------        ------------
Weighted average number of shares outstanding                         3,215,259           3,424,363
                                                                    ============        ============

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                            Statements of Cash Flows
                                  (UNAUDITED)

                                                                          AUGUST 31,          AUGUST 31,
                                                                             1996                1995
                                                                         ------------        ------------
OPERATING ACTIVITIES:
-------------------------------------------------------
     Net Income (Loss)                                                       $60,389              $8,935
     Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by (used in) Operating
       Activities:
         Depreciation and Amortization                                         1,509               2,119
         Decrease (Increase) in Assets:
           Accounts Receivable-Billed                                        (29,990)             86,317
           Accounts Receivable-Unbilled                                       22,948               5,113
           Inventory                                                               0                   0
           Prepaid Expenses and Miscellaneous                                      0              (6,361)
           Deposits                                                                0                   0
         Increase (Decrease) in Liabilities:
           Accounts Payable-Trade                                             11,596              71,162
           Payroll Taxes Payable                                              (1,970)               (621)
           Accrued Expenses                                                  (12,413)            (31,504)
           Advance from Customer                                               8,190                   0
                                                                         ------------        ------------
           Net Cash Provided by (Used in) operating
             Activities                                                      $60,258            $135,160
                                                                         ------------        ------------
INVESTING ACTIVITIES:
-------------------------------------------------------
     Acquisition of Property and Equipment                                        $0                  $0
                                                                         ------------        ------------
       Net Cash Used in Investing Activities                                      $0                  $0
                                                                         ------------        ------------

FINANCING ACTIVITIES:
-------------------------------------------------------
     Long-Term Borrowings/Issue New Note Payable                             $26,000                  $0
     Extinguishment/Forgiveness of Debt                                      (36,507)                  0
     Repayment of Notes Payable                                               (3,125)            (14,179)
     Increase Paid in Capital                                                134,375                   0
     Issuance Common Stock                                                    41,950                   0
     Purchase of Treasury Stock                                              (39,797)                  0
     Sale of Treasury Stock                                                   20,625                   0
     Retirement Preferred Stock                                             (100,000)                  0
     Proceeds Sale of Equipment                                                    0                 725
     Retirement Long-Term Deffered Payables                                  (46,950)                  0
     Reduction Long-Term Debt-Notes Payable                                  (76,000)                  0
                                                                         ------------        ------------
       Net Cash Provided by (Used in) Financing
         Activities                                                         ($79,430)           ($13,454)
                                                                         ------------        ------------
Net Increase (Decrease) in Cash                                              (19,172)            121,706
Cash-Beginning of Year                                                        24,859              34,998
                                                                         ------------        ------------
Cash-Ending Balance                                                           $5,687            $156,704
                                                                         ============        ============

                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.
                         NOTES TO FINANCIAL STATEMENTS


         1.      Inventories:

                 Inventories consist of the following:

                                                                 8/31/96          8/31/95
                                                               ---------       ----------
                 Raw Materials                                $   34,039        $ 253,000
                 Work-In-Process                                   -0-              -0-
                 Sub-assembly                                      9,270           60,808
                                                               ---------        ---------

                 Total:                                       $   43,309        $ 313,808
                                                              ==========        =========



         ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

It was the best of times, it was the worst of times. It was the worst of times in that our sales and earnings from operations dropped substantially from last year's $358,020 and $8,935 to $131,583 and a loss of $15,145. There were two major reasons for this: the demise of STA's own product lines and our inability to sell the Coherent and Anadigicom products with which we have reseller agreements. Our ability to resell these two product lines is extremely critical as these products will provide much of our sales and earnings for at least the rest of this fiscal year. Management is extremely concerned with the low level of sales and is taking steps to remedy the situation. However, our financial condition has also forced us to remain under staffed in key positions. The Company's financial condition over the past five years represented a challenge most companies would not have survived.

With the outlook dimming in early March, and the Company's financial condition still very weak, Management assigned itself four tasks to improve its prospects for survival and growth: (1) reduce debt, (2) provide 200,000 shares of Common Stock as an incentive to hire a new President, (3) obtain the funding for the above items, and (4) hire a President. With almost half the Company's existing debt of about $500,000 owed to the previous management (who managed to leave the Company with debt of $1,250,000 as of January 1, 1992 along with a negative net worth of $729,000 and unpaid payroll taxes of around $200,000), it was felt that a debt reduction deal should be worked out with the old management to reduce debt to a less burdensome level. After lengthy negotiations, a deal was struck with Mr. Marvin Friedland, former STA President, whereby Mr. Friedland would 1) forgive notes and accrued interest of $76,000 and $36,467 respectively; 2) surrender 2,000 shares of $50 Preferred Stock; and 3) surrender 636,754 shares of STA Common Stock. In return, Mr. Friedland agreed to accept $50,000, payable immediately in cash, and $26,000 in a non-interest bearing note payable over 50 months. Another individual, not part of the old management, agreed to accept $5,000 in cash and 83,900 in newly issued shares of STA Common Stock in exchange for debt of $46,950 owed to him by the Company. That individual, the Company's General Counsel, has been very supportive over the last five years and has provided generous amounts of time to the Company at no charge.

The two deals combined to drop the Company's debt to about $250,000, a more tolerable level of debt. It removed $100,000 of Preferred Stock that was senior to the Common Stockholders and placed that amount into Common Shareholder Equity. The company also obtained enough Common Stock, our second goal, to provide an inducement to a new President.

To accomplish the third task, the Company was fortunate to find the management and investment firm of Rutchik, Catron, St.Peter & Co. of Frederick, Maryland, who raised the $55,000 needed to complete the two deals. In return, the investment firm received 330,000 shares of the newly acquired common stock and a finders fee, leaving 306,754 shares available for Company use. The Company set aside 106,754 shares to cover existing options granted for stock at less than par value leaving 200,000 common shares on which the Board of Directors could use to provide options to attract and hire a top level executive as our new President.

The final task, to find a top level executive with a telecommunication background capable of developing and carrying out a new business plan, was completed when Mr. James D. Jancso (Jim), was hired to start work at STA on August 26th as President and Chief Operating Officer. Jim, previously President of IDB Mobile Communications, played a key role in taking that Company from its inception in 1991 to $47 Million in sales in 1995. Prior to joining IDB, Jim was employed at COMSAT where he was Vice President of Operations of COMSAT Mobil Communications, Inc. Previously, Jim spent twenty years with Western Union Telegraph Co. before joining COMSAT.

In his first month with STA, Jim has added several new reseller agreements to include selling space segment for Orion Communications' VSAT systems and with Redcom Communications, a telephone switch manufacturer with substantial overseas sales. Other agreements are forthcoming. The reseller agreements give the Company a broader product line and a greater chance to increase sales. He is also developing a business plan for STA so that the company, once again, can thrive in the telecommunications market.

The Board of Directors believes Jim brings to STA a better sense of organization and a comprehensive understanding of the world of Telecommunications at a time where technology and markets are in rapid change. It is believed that Jim can position STA, given its limitations, in areas that will allow the Company to grow and prosper.

LIQUIDITY AND CAPITAL RESOURCES

While the Board feels it has a very good President in Jim, it feels that his effectiveness will be impaired by the Company's weak financial position. The weak financial position limits the Company's ability to operate from a plan. Instead, we are usually forced to manage for cash flow. We also lack adequate staff and funding for Jim to execute his plan effectively. The acquisition of a very small but highly regarded telecommunications engineering company is being discussed, which would provide STA an engineering staff of some strength but, this again would take funding to sustain these people until their operations can contribute. Therefore, it is likely that the Company will try to raise capital in the very near future to adequately fund and expedite the Company's new business plan. The funding will likely take the form of convertible debt or placement of the newly re-acquired Preferred Stock with a convertibility feature at a price above current levels.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     a) Reference is made to the Exhibit Index immediately following the signature page of this report.

     b)   There were three Form 8-K's filed during this quarter.

     c) An extension request was filed for the 10-K for the fiscal year ended May 31, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  15 October 1996                     Systems Technology Associates, Inc.
       ---------------                 ---------------------------------------
                                                      (Registrant)




                                             /s/ Terry A. Scott
------------------------------------------------------------------------------
                                             Terry A. Scott
                                             Chairman of the Board

                                 EXHIBIT INDEX


Exhibits


     *  3(a) - Articles of Incorporation of Registrant

     *  3(b) - By-Laws of Registrant





     *Incorporated by reference from exhibits to Registrants for S-18 Registration Statement, Registration No. 2-94042W.