Form 10-K
period 1996-05-31
SYSTEMS TECHNOLOGY ASSOCIATES INC
filed 1997-06-04
CIK 756824

                 	SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                           	BALANCE SHEETS

                        	MAY 31, 1996 AND 1995

                                           1996            1995

                  A S S E T S

CURRENT ASSETS:
                  Cash                     $24,859         $35,263
                  Accounts Receivable       89,252         127,964
                  Costs and Estimated
                     Earnings in Excess of
                     Billings on Uncompleted
                     Contracts (Note 1)     42,348         180,526
                  Inventory (Note 1)        43,309         313,809
                  Prepaid Expenses and
                     Miscellaneous              25           5,319

                  Total Current Assets    $199,793        $662,881

PROPERTY AND EQUIPMENT - NET OF
   ACCUMULATED DEPRECIATION OF $8,298
   AND $440,232 FOR MAY 31, 1996 AND
   1995, RESPECTIVELY (Notes 1 and 3)      14,294           30,055


                  TOTAL ASSETS            $214,087        $692,936

See accompanying Notes to Financial Statements.




                                 Exhibit A



                                              1996                1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
             Related Parties Notes Payable -
               Current Portion (Note 4)       $37,950             $38,850
             Other Notes Payable -
               Current Portion (Note 4)        12,500              33,500
             Advance from Customers                 -              17,882
             Accounts Payable - Trade          10,841             101,968
             Payroll Taxes Payable (Note 5)     2,946               1,304
             Accrued Expenses                  24,934              81,841

             Total Current Liabilities        $89,171            $275,345

LONG-TERM LIABILITIES:
             Related Parties Notes Payable
             (Note 4)                        $154,233           $164,233
             Other Notes Payable (Note 4)      14,208             32,392
             Accounts Payable                  63,650             77,205
             Accrued Expenses                  68,366             88,567
             Total Long-term Liabilities     $300,457           $362,397

Total Liabilities                            $389,628           $637,742


STOCKHOLDERS' EQUITY (DEFICIT) (Notes 6 and 7):
             Redeemable Preferred Stock,
                $50 Par Value, 2,000 Shares
                Authorized, Issued and
                Outstanding ($200,000
                Aggregate Liquidation
                Preference)                 $100,000           $100,000
             Common Stock, $.50 Par
                Value, 8,000,000 Shares
                Authorized, 3,425,269
                Shares Issued, and
                3,420,363 and 3,424,363
                Shares Outstanding,
                Respectively               1,712,635          1,712,635
             Capital in Excess of Par
                Value                      2,330,162          2,330,162
             Retained Earnings (Deficit)  (4,317,770)        (4,087,553)
                                          ____________       ___________
                                           $(174,973)           $55,244
             Treasury Stock, at Cost            (568)               (50)
                                          ____________       ___________
Total Stockholders' Equity (Deficit)       $(175,541)           $55,194


TOTAL LIABILITIES AND STOCKHOLDERS'       __________         __________
   EQUITY                                   $214,087           $692,936



                                   Exhibit B
                       SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                             STATEMENTS OF INCOME

                  FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                               1996           1995          1994
REVENUES:
    Contract Revenues Earned   $902,520       $1,000,021    $1,085,534
    Cost of Revenues Earned     676,474          681,518       743,516
       Gross Profit            $226,046         $318,503      $342,018

    Operating Expenses:
       Research and Development
         Costs                       $-          $15,187       $47,304
       Inventory Markdown       252,179           10,024             -
       Interest Expense          17,902           27,940        22,940
       Rent Expense (Note 9)     40,000           54,000        54,000
       Selling, General and
         Administrative
         Expenses               183,538          129,979       115,149
    Total Operating Expenses    $493,619        $237,130      $239,393
Operating Income (Loss)        $(267,573)        $81,373      $102,625
Other Revenue:
    Interest                          $-              $-          $960
    Other Income                  35,356               -             -
Income Before Provision
    for Income Taxes and
    Extraordinary Items        $(232,217)        $81,373      $103,585
Provision for Income Tax
    (Note 10)                          -                -            -

Income Before
    Extraordinary Items        $(232,217)        $81,373      $103,585
Extraordinary Items
    (Notes 4 and 11):
    Forgiveness of Debt            2,000          219,356       119,106


NET INCOME  (LOSS)             $(230,217)        $300,729      $222,691

Primary Earnings per Share:
    Net Income (Loss) Before
    Extraordinary Item            $(0.07)          $0.02         $0.03
    Extraordinary Item                 -            0.07          0.03
                                __________       _________     ________

    NET INCOME (LOSS)             $(0.07)          $0.09         $0.06

    Weighted Average Number
        of Shares Outstanding   3,422,363      3,424,363     3,424,363

See accompanying Notes to Financial Statements.




                              Exhibit C

                  SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994


                                                                  Capital In
                     COMMON STOCK             PREFERRED STOCK       Excess of
                   Shares      Amount      Shares     Amount        Par

Balance, June 1,
 1993             3,425,269     $1,712,635 2,000      $100,000    $2,311,412
Net Income        -             -          -          -           -
                  _________     __________ _________  __________  ___________

Balance, May 31,
 1994             3,425,269     $1,712,635 2,000       $100,000   $2,311,412
Purchase of
 Treasury Stock   -             -          -           -          -
Issuance of
 Treasury Stock   -             -          -           -          18,750
Net Income        -             -          -           -          -
                  __________    __________ __________  _________  ___________
Balance, May 31,
 1995             3,425,269     $1,712,635 2,000       $100,000   $2,330,162
Net Loss          -             -          -           -          -
Purchase of
 Treasury Stock   -             -          -           -          -
                  ___________   __________ __________  _________  ___________

BALANCE, MAY 31,
 1996            3,425,269     $1,712,635  2,000       $100,000  $2,330,162



                 Retained                              Total
                  Earnings        Treasury Stock        Stockholders'
                  (Deficit)    Shares      Amount       Equity (Deficit)


Balance, June 1,
 1993            (4,610,973)  906          $(50)       $(406,976)
Net Income       222,691      -            -           -
                 ___________  ___________  __________  ___________

Balance, May 31,
 1994            $(4,388,282) 906          $(50)       $(264,285)
Purchase of
 Treasury Stock  -            100,000      (6,250)     (6,250)
Issuance of
 Treasury Stock  -            (100,000)    6,250       25,000
Net Income       300,729      -            -           300,729
                 ___________  ___________  __________  _________

Balance, May 31,
 1995           $(4,087,533)  906          $(50)       $55,194
Net Loss        (230,217)     -            -           (230,217)
Purchase of
 Treasury Stock -             4,000        (518)       (518)
                ____________  ___________  ___________ ___________

BALANCE, MAY 31,
 1996           $(4,317,770)  $4,906       $(568)      $(175,541)

See accompanying Notes to Financial Statements




                                 Exhibit D

                                 Sheet   1

                     SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                         STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                   1996           1995           1994
OPERATING ACTIVITIES:
  Net Income  (Loss)                 (230,217)      300,729        222,691
  Adjustments to Reconcile Net
      Income (Loss) to Net Cash
      Provided by Operating
      Activities:
        Depreciation and
          Amortization               10,831         9,461          7,078
        Forgiveness of Debt          (2,000)        (219,356)      (119,106)
        Loss on Sale of Assets       5,193          -              -
        Decrease (Increase)
          in Assets:
            Accounts Receivable      38,712        (18,533)        84,588
            Costs and Estimated
              Earnings in Excess
              of Billings on
              Uncompleted Contracts 138,178        (62,367)        (97,370)
            Inventory               270,500        (58,927)        15,157
            Prepaid Expenses and
              Miscellaneous         5,294          7,313           493
            Deposits                -              6,305           (4,650)
        Increase (Decrease) in
          Liabilities:
            Advance from Customers (17,882)        4,382           13,500
            Accounts Payable -
              Trade                (104,682)       82,586          (71,279)
            Payroll Taxes Payable  1,642           (36,879)        (10,864)
            Accrued Expenses       (56,907)        27,891          (7,873)
                                   _____________   ______________  ____________

              Net Cash Provided by
                Operating
                Activities         $58,662          $42,605        $32,365


INVESTING ACTIVITIES:
  Acquisition of Property and
    Equipment                      $(1,188)         $(9,611)       $(8,895)
  Proceeds from Sale of Equipment  925              -              -
                                   ______________   _____________  ___________
Net Cash (Used in) Investing
  Activities                       $(263)           $(9,611)       $(8,895)

See accompanying Notes to Financial Statements.


                                  Exhibit D
                                  Sheet   2

                     SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                          STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MAY 31, 1996, 1995 AND 1994



                                1996            1995             1994
FINANCING ACTIVITIES:
  Proceeds from Additional
    Borrowings                  $-              $92,500          $80,000
  Repayment of Related Parties
    Notes Payable               (10,900)        (6,150)          (6,000)
  Repayment of Other Notes
   Payable                      (37,184)        (113,291)        (28,144)
  Purchase of Treasury Stock    (518)           (6,250)           -
  Net Decrease in Long-term
    Accrued Expenses            (20,201)        (19,240)         (33,222)
      Net Cash Provided by
        (Used in) Financing
        Activities              $(68,803)       $(52,431)        $12,634
                                ______________  _____________    ___________
Net Increase (Decrease) in Cash $(10,404)       $(19,437)        $36,104
  Cash - Beginning of Year      35,263          54,700           18,596
                                ______________  _______________  ____________

CASH - END OF YEAR              $24,859         $35,263          $54,700


Supplemental Disclosure of
  Cash Flow Information:

    Cash Paid During the Year
      for Interest              $54,879         $26,286           $30,321

Noncash Transactions:

Accrued interest payable totaling $95,921 of the First Union Bank note was reclassified from notes payable to accrued expenses to reflect the status of the liability at May 31, 1994.

As part of the Coherent Communications Systems Corporations
(Coherent) agreement to acquire shares fo the Corporations stock, Coherent contributed $6,400 in inventory, $13,600 in property and equipment and $5,000 in prepaid expenses for no additional consideration (see Note 11). Accordingly, capital in excess of par value was increased by $18,750 for these items, and treasury stock was reduced by $6,250.

See accompanying Notes to Financial Statements.
</TABLE


                   	SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                       	NOTES TO FINANCIAL STATEMENTS

                           	MAY 31, 1996 AND 1995

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
  Corporation's Activities
	Systems Technology Associates, Inc.
(the "Corporation") provides services and equipment in the telecommunications, data systems, and automated instrumentation fields to governments and the public sector.
	The following is a summary of significant accounting policies followed in the preparation and presentation of the accompanying financial statements. These policies conform to generally accepted accounting principles.
  Accounts Receivable
	Accounts receivable are reviewed
periodically for consideration as to their collectibility. An allowance for doubtful accounts is established on those accounts deemed uncollectible. For the years ended May 31, 1996, 1995 and 1994, the Corporation charged $17,245, $6,732, and $4,704, respectively, against earnings to recognize those accounts whose collection was doubtful.
  Inventory
	Inventory is comprised of computer
components and electronic equipment materials used in the manufacture of telephone system devices and is valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. During the years ended May 31, 1996, 1995 and 1994, the Corporation marked down its inventory by $252,179, $10,024, and $-0-, respectively, as a result of obsolescence and lower of cost or market adjustment of certain items. Inventory is pledged as security against the outstanding bank loan.
  Property and Equipment
	Property and equipment are stated at
cost. Depreciation is provided over the five year estimated useful lives of the assets under a method which approximates straight-line.
  Use of Estimates
	Management uses estimates and
assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
  Revenue and Cost Recognition
	Revenues on sales contracts are
recognized under the percentage of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. All of the Corporation's sales contracts are for a fixed price. The percentage of completion on each sales contract is reviewed periodically for a determination as to the revenue to be recognized.
Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates will change in the near term.
	Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which

  Revenue and Cost Recognition (Continued) such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.
  Fair Values of Financial Instruments
	The carrying amounts reflected in the
balance sheet for cash, accounts receivable, accounts payable and payroll taxes payable approximate the respective fair values due to the short maturities of those instruments. The fair value for notes payable is based on the current rates the Company is paying for similarly secured or unsecured notes with similar maturities. The amounts reflected in the financial statements do not differ significantly from their fair values.

NOTE 2 - UNCERTAINTY
	The Corporation incurred operating
losses of approximately $4.3 million between 1986 and 1991. Current management took control in December 1991 when the Corporation had severe financial problems. Management has demonstrated its ability to operate the Corporation profitably by reflecting both operating income and net income in three of the past four years. The combination of earnings, debt reductions negotiated with former management, and renegotiation of bank debt has reduced the Corporations stockholders deficit from approximately $729,000 at December 31, 1991,


NOTE 2 - UNCERTAINTY (Continued)

to approximately $175,000 at May 31, 1996. During late summer of 1996, the Corporation hired a new
President and Chief Operating Officer who has significant experience in the telecommunications industry. His responsibilities will include expanding the Corporations product line and enhancing sales and earnings. However, in spite of the Corporations greatly improved financial condition, there is no assurance that management will continue to be successful in both meeting its remaining debt obligations and continuing to fund current operations.
The financial statements do not include any adjustments pertaining to the recoverability or classification of recorded assets or the amounts or classification of liabilities if such plans are not sufficient to fund operating cash requirements

NOTE 3 - PROPERTY AND EQUIPMENT
	A summary of property and equipment
as of May 31, 1996 and 1995, is as follows:


                                1996               1995
Furniture and Fixtures     		$	2,038         		$	84,089
Laboratory Equipment         	20,554         			386,198
  Total Cost               	$	22,592        		$	470,287
    Less Accumulated
      Depreciation          			8,298          		440,232
      Book Value          		$	14,294         		$	30,055

	Depreciation expense for the years
ended May 31, 1996, 1995 and 1994, was $10,830,
$9,461, and $7,078, respectively. The property and equipment are pledged as security against the outstanding bank loan.


NOTE 4 - NOTES PAYABLE
	Related parties and other notes payable
as of May 31, 1996 and 1995, consist of the following:


                            1996                1995
Related Parties Notes:
  Metrology, Inc.           	25,000             	25,000
  Marvin S. Friedland     			51,000           			51,000
  June Benning               10,733              10,733
  Walter Benning          			40,000              40,000
  Daniel N. Carter           21,300              23,500
  Edward P. Myers            	7,300              	8,500
  Terry A. Scott          			24,550           			30,850
  John D. Sanders          			5,000              	5,000
  John F. Erickson           	7,300               8,500

	                        	$	192,183            	203,083
Other Notes:
  Tysons National Bank    		$	26,708           $ 39,209
  Michael S. Juhasz                -           			4,683
  Avnet, Inc.                    		-            	22,000
                          __________          _________
                          		$	26,708         		$	65,892

    Total Notes Payable   	$218,891            	268,975

	Terms of the notes payable are as
follows:
	Tysons National Bank - $50,000 note
payable dated October 7, 1994. Interest is variable and payable monthly at prime plus 2.25%. Principal payments of $1,042 are due monthly beginning
November 1994, with payment in full due October
1998.  The note is guaranteed by Mr. Terry A. Scott, an
1999.  officer of the Corporation, and is collateralized by
2000.   all business assets of the Corporation.
	Metrology, Inc.  and Friedland Notes
	Metrology, Inc. - $25,000 unsecured
demand note payable, issued December 1987, originally bearing interest at 10%. Metrology, Inc. is controlled by Mr. Friedland, formerly an officer and director of the Corporation.
	Marvin S. Friedland - $20,000, $25,000
and $6,000 unsecured demand notes payable, issued
September - October 1989, originally bearing interest at 15%. Mr. Friedland was formerly an officer and director of the Corporation.
	In October 1993, the Corporation entered into an agreement regarding these notes whereby the interest rate from date of issuance was reduced to 2% per annum. Accrued interest from the date of issuance was reduced through a $2,000 payment at the time of the modification and continued monthly payments of $1,000 beginning February 1994 until paid in full. For the years ended May 31, 1996 and 1995, no principal payments were made. Interest accrues at 2% from September 1, 1993, until the outstanding balance due to IRS (see Note 5) is satisfied and then at 8% until the notes are paid in full. Principal payments will be made monthly at $2,000 beginning one month after the balance due to IRS is satisfied. Payments will be allocated between the Friedland and Metrology notes in proportion to the dollar values of the notes due each party.
	See Note 12 for subsequent events
affecting these notes.
	June Benning - $10,733 unsecured note
payable, originally accruing interest at 15%. On May 5, 1993, an agreement was signed whereby interest prior to January 1, 1993, was forgiven; interest accrues at 10% after that date. Principal payments of no less than $1,000 per month will begin no later than one month after satisfaction of the balance due to IRS (Note 5).
Mrs. Benning is the wife of a former officer and director of the Corporation.

	Walter Benning - $40,000 unsecured
note payable, originally accruing interest at 15%. On
May 5, 1993, an agreement was signed whereby interest will accrue at 8% beginning July 1, 1994;
interest prior to that date is forgiven. Principal payments of not less than $1,000 per month will begin in the month following payoff of the balance due to IRS
(Note 5) and payoff of the balance due to June
Benning. Mr. Benning is a former officer and director of the Corporation.
	Daniel N. Carter - $15,000 and $10,000
unsecured notes payable dated May 20, 1994, and October 1, 1994, respectively. Interest is payable monthly at 8% and 10% per annum, respectively;
principal payments of $500 per month are due on the $15,000 note beginning September 30, 1994, with payment in full due May 20, 1995, and October 1, 1996, respectively. For the year ended May 31, 1996,
$2,200 in principal payments were made.
	Edward P. Myers - $10,000 unsecured
note payable dated May 24, 1994. Interest is payable monthly at 8% per annum; principal payments of $500 per month are due beginning September 30, 1994, with payment in full due May 20, 1995. For the year ended May 31, 1996, $1,200 in principal payments were made. Mr. Myers is a director of the Corporation.
	Terry A. Scott - $10,000, $12,500 and
$10,000 unsecured notes payable dated May 24, 1994, October 7, 1994, and October 7, 1994. Interest is payable monthly at 8%, 10% and 10% per annum;
principal payments of $500 per month are due beginning September 30, 1994, with payment in full due May 20, 1995, October 7, 1996, and October 7,
1995.  For the year ended May 31, 1996, $6,300 in
1996. principal payments were made. Mr. Scott is an 1997. officer of the Corporation
	John D. Sanders - $5,000 unsecured
note payable, modified March 30, 1994, so that no interest will accrue until the outstanding balance due to IRS (Note 5) is satisfied. Interest will then accrue at prime plus 2% and reasonable efforts are to be made to pay off the loan and accrued interest as soon as possible. Mr. Sanders is a shareholder and former director of the Corporation.
	Michael S. Juhasz - $18,600 unsecured
note payable dated October 1, 1992, with principal originally due December 31, 1992, was orally modified so that monthly principal payments of $250 will be made until the entire debt is satisfied. Interest accrues at 5% on this debt. This note was paid in full during the year ended May 31, 1996.
	Avnet, Inc. - $45,000 payable in
settlement of a judgment against the Corporation was established in November 1993. After an initial $5,000 payment in November 1993, monthly payments of $1,000 will be due through November 1995; monthly payments of $2,000 will be due through July 1996.
Liability is secured by a lien on all assets of the Corporation. In February 1996, the Corporation paid the judgment after Avnet agreed to forgive $2,000.
	John F. Erickson - $10,000 unsecured
note payable. Interest is payable monthly at 8% per annum; principal payments of $500 per month are due beginning September 25, 1994, with full payment due
May 24, 1995. For the year ended May 31, 1996,
$1,200 in principal payments were made. Mr. Erickson is a shareholder of the Corporation.
	Interest expense on related party notes
amounted to approximately $11,000 for each of the years ended May 31, 1996, 1995 and 1994, respectively. Accrued interest to related parties at May
31, 1996 and 1995, was $14,563 and $44,897,
respectively, and is included in accrued expenses.
	The principal maturities of related parties and notes payable for the subsequent five years are as follows:


Year                  Related Parties    Other            Total

1997                		$	37,950           12,500          	$		50,450
1998                		-                  12,500           			12,500
1999                 	-                  	1,708              	1,708
2000                		-                 	-                -
2001               			154,233            -                154,233
                     ________________    _______________  ____________
	                    	$	192,183        		$	26,708         $218,891

NOTE 5 - PAYROLL TAX OBLIGATION
	In October 1992, the Corporation
signed an installment agreement with the Internal
Revenue Service to pay delinquent payroll taxes and related penalties and interest. The Corporation is to make monthly payments of $3,000 for 36 months beginning October 1992, after which time the Corporation's financial circumstances will be reevaluated. In September 1995, the Internal Revenue
Service ruled that the Corporation was to make monthly payments of $3,000 until all taxes, penalties and interest are paid in full. In March 1996, the Internal
Revenue Service agreed to reduce the monthly payments to $1,000.
	In March 1993, the Corporation and the
Commonwealth of Virginia agreed upon a payment plan regarding delinquent payroll taxes and related penalties and interest. At May 31, 1996, all payroll taxes, penalties and interest were paid in full.

NOTE 6 - STOCK OPTIONS

	The Corporation has issued stock
options to various directors, an officer and a lender.
Under the terms of the options, also discussed in Note
11, options for 30,000, 30,000 and 77,500 shares are outstanding and exercisable at $.125, $.10 and $.25 per share, respectively.

	A summary of stock option activity as of May 31, 1996 and 1995, is as follows:


                                            1996                   1995
Options Outstanding, Beginning of Year      107,500                65,000
Options Granted at $.125 per Share          	30,000                -
Options Granted at $.25 per Share        			-	                     42,500
Options Exercised at:
  $.10 per Share                            -                      -
  $.125 per Share                        			-                    		-
  $.25 per Share                            -                      -

    Options Outstanding, End of Year        137,500             			107,500

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock - The Corporation has
issued 2,000 shares of preferred stock, $50 par value.
The stock is nonvoting, may pay noncumulative dividends not to exceed $6 per annum, as set by the Board of Directors, and is redeemable at any time at the option of the Corporation at $100 per share.
Dividends on preferred stock shall be payable out of retained earnings prior to the payment of any dividends on common stock. In the event of any corporate liquidation or dissolution, the preferred shareholders are entitled to be paid $100 per share of preferred stock, together with any declared but unpaid dividends on such shares, prior to any payment or distribution of assets to the common shareholders.
	Treasury Stock - During the year ended
May 31, 1995, the Corporation purchased 100,000 shares of its common stock from a former officer and director at $.0625 per share. This block of stock was then reissued to Coherent Communication System
Corporation (Coherent) in exchange for inventory of $6,400, equipment for $13,600 and prepaid expenses of $5,000. The difference between the acquisition price
($6,250) and the subsequent sales price ($25,000) has been reflected as capital in excess of par value. During the year ended May 31, 1996, the Corporation purchased 4,000 shares of its stock at $.125. At May
31, 1996 and 1995, the Corporation owned 4,906 and
906 shares, respectively, with a carrying value of $568 and $50, respectively.

NOTE 8 - SEGMENT DATA
	The Corporation classifies its operations into one industry segment, telecommunications equipment and systems. International export sales were $819,037, $990,887 and $1,085,534 for 1996,
1995 and 1994, respectively. Export sales by geographic area as of May 31, 1996, 1995 and 1994, are as follows:





                            1996                1995              1994
Asia                     		$184,315          	$299,152          $358,763
Africa                   			236,285         			247,010        			289,150
Europe                    			81,896          			51,381        			363,254
Middle East                			3,016          			44,726         			30,139
South America            			313,525         			348,618         			44,228
                          __________         ____________    _____________
  Total Export Sales    		$	819,037        		$	990,887     		$	1,085,534

Domestic Sales            			83,483           			9,134     		-
  Total Sales            	 $902,520         $1,000,021        $1,085,534

	Sales to any particular customer were not significant.

NOTE 9 - OPERATING LEASE
	The Corporation leases its facilities under a month-to-month operating lease. Minimum annual rents for the years ended May 31, 1996, 1995 and 1994, were $40,000, $54,000 and $54,000, respectively. In November 1995, the Corporation reduced its space by approximately 50%, with a proportionate decrease in minimum monthly rent.

NOTE 10 - INCOME TAXES

	The Corporation has available net
operating loss carryforwards approximating $4 million to apply against future taxable income. These carryforwards will expire over the years 2001 to 2011.
	The Financial Accounting Standards
Boards released a statement on the method of accounting for income taxes, SFAS 109, which addresses the accounting problems faced when revenues, expenses, gains or losses are included in taxable income of an earlier or later year than the year in which they are recognized for financial statement purposes. The amounts of current taxes payable or refundable and deferred tax liabilities or assets to be recognized at the date of the financial statements are the amounts which result from all events which have been recognized in the financial statements or tax returns as measured by the provisions of currently enacted tax laws. The Corporation's management has implemented this new standard effective June 1, 1993.
There was no cumulative effect of the change in accounting principle to be recorded in determining net income for the year ended May 31, 1994, as a net operating loss carryforward was the only item which would have created a deferred tax asset to be recognized, and projected future net income was not considered realizable to offset the loss carryforward.
	The provision for income taxes
attributable to continuing operations consists of the following components:



                                           May 31,
                                 1996                   1995
Income Tax Expense             		$	(81,500)            	$19,200
Benefit of Operating Loss
  Carryforward                			-                     	(		19,200)
Valuation Allowance           			81,500              			-
                                 _________________      _________________
                               		$	-                  		$	-


	The provision for income taxes
attributable to extraordinary items consists of the following components:


                                                May 31,
                                         1996            1995
Income Tax Expense (Benefit)             $-              $92,400
Benefit of Operating Loss Carryforward			-               (		92,400)
                                         ___________     ___________
	                                       	$	-           		$	-

	The net deferred tax benefits in the
accompanying balance sheets include the following components:


                                                May 31,
                                        1996             1995
Deferred Tax Assets                   		$	1,517,700    		$	1,201,700
Deferred Tax Asset Valuation Allowance		(1,517,700)    		(	1,201,700)
                                        ______________   _____________
Net Deferred Tax Asset                 	$-               $-


NOTE 11 - RELATED PARTIES TRANSACTIONS
	Under an agreement dated October 25,
1993, the Corporation has an agreement with two shareholders whereby the Corporation or its designate has a three- year option to purchase the 636,213 shares held by the shareholders at $.0625 per share and an option for the following two years to purchase the shares at $.10 per share. The Corporation must exercise its option in blocks of 10,000 or more shares.
As discussed in Note 7, the Corporation purchased
100,000 of its shares from a former officer and director at $.0625 per share.

	The Corporation entered into a License
Agreement effective June 1, 1994, with Coherent whereby the Corporation acquired nonexclusive rights to use technology in connection with the manufacture and sale of telecommunications products. In consideration for these rights and the acquisition of certain inventory and equipment, the Corporation facilitated the transfer (through the exercise of options by Coherent as the Corporation's designate), of 100,000 common shares held by a shareholder to Coherent. In addition, the Corporation also paid
Coherent $45,000 for various inventory items acquired as part of the exchange.
	In consideration for the advancement of
funds under various promissory note agreements with an officer, a director and a vendor, options regarding the purchase of stock were granted to the lenders. The options grant the right to purchase a total of 77,500 shares of stock at $.25 per share for a two-year period ending October 1996.
	In July 1993, the Board authorized the
issuance of options to purchase a total of 30,000 shares at $.10 per share to three Directors.
	In December 1995, the Board authorized
the issuance of options to purchase a total of 30,000 shares at $.125 per share to three Directors
	As further described in Note 4, various
 related parties have loaned funds to the Corporation.
	A corporation controlled by a former
officer and director of the Corporation forgave a claim in the amount of $112,500 during the year ended May
31, 1994.

NOTE 12 - SUBSEQUENT EVENTS
	In July 1996, the Corporation was named
as a defendant in a lawsuit arising in the ordinary course of business. Plaintiff is seeking $112,500 in sales commissions and related installation costs in connection with the sale of the Corporations products.
Management has recorded commission expense amounting to approximately $20,000 in prior years for this matter, with $6,500 being due as of May 31, 1996.
The Corporation intends to vigorously contest this matter. While the outcome of this lawsuit cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the financial position and results of operations of the Corporation.
	On July 29, 1996, the Corporation entered into an agreement with Marvin S. Friedland and Metrology, Inc. to restructure the notes described in Note 4 above.
The Friedland note was settled for $50,000 cash plus a $1,000 note payable in four installments. The
Metrology, Inc. note was settled for a new $25,000
noninterest-bearing note of the Corporation due $500 per month for 50 months. As additional consideration, Friedland agreed to sell 611,753 shares back to the Corporation and to forgive $24,304 of accrued interest on the notes. Metrology, Inc. agreed to sell 24,500 common shares and 2,000 preferred shares of the Corporation back to the Corporation and to forgive
$12,163 of accrued interest on its notes.