Form 10-K/A
period 1996-05-31
SYSTEMS TECHNOLOGY ASSOCIATES INC
filed 1997-06-10
CIK 756824

July 3, 1996

(Except Note 12 as to which the date is July 29, 1996)

Independent Auditors' Report

The Board of Directors
Systems Technology Associates, Inc.
Sterling, Virginia


We have audited the accompanying balance sheets of Systems Technology Associates, Inc. as of May 31,
1996 and 1995, and the related statements of income, stockholders' equity (deficit), and cash flows for the years ended May 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systems Technology Associates, Inc. as of May 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, prior to 1994, the Corporation suffered substantial recurring losses from operations which resulted in a large net capital deficiency. The capital deficiency has not been eliminated, and total stockholders' equity remains insufficient in comparison to outstanding debt, which raises substantial doubt about the Corporation's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





	Certified Public Accountants