Form 10-Q
period 1996-11-30
SYSTEMS TECHNOLOGY ASSOCIATES INC
filed 1997-06-13
CIK 756824

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549



QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the SECURITIES EXCHANGE ACT OF 1934


	For Quarter Ended							Commission File No.
	November 30, 1996							0-13920




SYSTEMS TECHNOLOGY ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)


		Florida									54-0802071
(State or other jurisdiction of		   		 			 (IRS Employer ID No.)
incorporation or organization)


14 Bryant Court
Sterling, Virginia  20166
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, par value $.50 per share; 3,215,259 shares outstanding as of November 30, 1996.

SYSTEMS TECHNOLOGY ASSOCIATES, INC.
Notes to Financial Statements

1.	Inventories:

	Inventories consist of the following:

            						     11/30/96        11/30/95

	Raw Materials				     $   34,039  	   $ 253,000
	Work-In-Process					          -0-	  	     -   0-
	Sub-assembly				           9,270	        60,808

	Total:						          $   43,309	     $ 313,808


ITEM 2.	Management's Discussion of Analysis of Financial
		Condition and Results of Operations.

Results of Operations

Sales for the Quarter ended November 30, 1996 totaled $629,961, a substantial increase over last year's sales of $154,909. Much of the Quarter's sales resulted from one large order which does not represent an on going stream of revenue. In spite of the large level of sales for the Quarter, the Company incurred an operating loss of $6,203. There were two main reasons for the loss. First the margins on the business generated were low, as the Company was acting as a reseller for most of the sales generated. Secondly, the Company substantially increased its overhead with the hiring of our new President and an administrative manager.

Upon obtaining the results for the quarter and observing the results for December and January, Management made an assessment of its resources, sales potential, and its cost structure. As the Company has a negative net worth, it cannot incur operation losses for any sustained period of time. Therefore, the Company embarked on a drastic cost reduction program in February that reduced monthly overhead from about $40,000 to $12,000 as of May 1, 1997.
Due to our current low margins as a reseller, the Company still needs to generate about $100,000 in monthly sales to break even. While management feels this is achievable, the Company has no protected territories for the products it resells and thus competes directly with the manufacturers for sales. The Company will undergo further cost cutting, if necessary, to survive. In addition, the Company will work to find other related products where we can both improve our slim margins and increase sales.






Liquidity and Capital Resources

Continuing losses have added to the existing negative net worth. Lack of capital and on going debt payments continue to threaten the Company's survival, keeping pressure on management and limiting our options for new directions.








PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

a)    Reference is made to the Exhibit Index immediately
		    following the signature page of this report.

b)    There was one Form 8-K filed during this quarter.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  11 June 1997	     Systems Technology Associates, Inc.
								(Registrant)




						 /s/ Terry A. Scott
						Terry A. Scott
						Chairman of the Board


EXHIBIT INDEX


Exhibits


	* 3(a) - Articles of Incorporation of Registrant

	* 3(b) - By-Laws of Registrant







	*Incorporated by reference from exhibits to Registrants for S-18 Registration Statement, Registration No. 2-94042W.





                 SYSTEMS TECHNOLOGY ASSOCIATES, INC.


                            Balance Sheet

                           Unaudited        Audited

ASSETS                     11/30/96         5/31/96

CURRENT ASSETS:
  Cash                      20,445           24,859
  Accounts Receivable      562,162           89,252
  Costs and Estimated
    Earnings in excess
    of Billings on
    Uncompleted Contracts   11,178           42,348
  Inventory                 43,309           43,309
  Prepaid Expenses and
    Miscellaneous            1,375               25

TOTAL CURRENT ASSETS       638,469          199,793

Fixed Assets Net of accum
deprn                       15,854           14,294

TOTAL ASSETS               654,323          214,086



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable-Bank        12,500           12,500
  Notes Payable-Other       61,624           37,950
  Accounts Payable-Trade   502,179           10,841
  Payroll Taxes Payable      3,060            2,946
  Accrued Expenses          18,964           24,934

TOTAL CURRENT LIABILITIES  598,327           89,171

LONG TERM LIABILITIES:
  Notes Payable-Bank         7,958           14,208
  Notes Payable-Other       78,233          154,233
  Accrued Expenses          30,076           68,366
  Deferred Accounts
    Payable                 16,700           63,650

TOTAL LONG TERM
  LIABILITIES              132,967          300,458

TOTAL LIABILITIES          731,294          389,628


STOCKHOLDERS' EQUITY:
  Redeemable Preferred
    Stock, $50 Par
    2000 shrs Authorized,
    2000 issued                  -          100,000
  Common Stock, $.50 Par,
    8,000,000 shrs
      Authorized,
      3,424,363 shrs
      Issued, 3,215,259
      shrs Outstanding   1,754,585        1,712,635

Capital in Excess of
  Par Value              2,464,536        2,330,161
Retained Deficit        (4,276,352)      (4,317,770)
Treasury Stock             (19,740)            (568)

TOTAL STOCKHOLDERS'
  EQUITY                   (76,971)        (175,542)


TOTAL LIABILITIES &
  STOCKHOLDERS'
  EQUITY                   654,323          214,087




                SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                      Statements of Operations
                             (Unaudited)

                                THREE MONTHS
                                ENDED AS OF:
                                11/30/96         11/30/95

Revenues:
  Sales of product less sales
    discount                     614,470          154,909
  Cost of sales                  533,314          129,443
  Research and development
    expense                            -                -
  Selling, general &
    administrative expense        96,546           45,334
  Interest expense                 3,378            4,588
Total                            633,238          179,365


Operating Income                 (18,768)         (24,456)
Other Income
  Extinguishment/Forgiveness
    of Indebtedness                    -           30,857
  Income (Loss) before
    provision for income taxes
    and extraordinary item       (18,768)           6,401
  Provision for income taxes           -              960
Net income (loss)
  before extraordinary item      (18,768)           5,441

Extraordinary Items:
Tax Benefit from prior year
  Net Operating Loss
  Carryforward                         -              960

Net Income (Loss)                (18,768)           6,401

Earnings (Loss) per share
  (based on the weighted
  average number of shares
  outstanding in each year:
Income (Loss) before
  extraordinary items                 $-              $(0.0)
Extraordinary items                   $-               $-

Net Income Per Share                  $-               $0.0

Weighted average number of
  shares outstanding           3,215,259       3 ,424,363





                      SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                           Statements of Operations
                                 (Unaudited)

                              SIX MONTHS ENDED
                              AS OF
                              11/30/96         11/30/95
Revenues:
  Sales of product less
    sales discount             746,053          513,653
  Cost of sales                621,851          420,635
  Selling, general &
    administrative expense     152,214           97,726
  Interest expense               6,874           10,040
  Total                        780,940          528,401

Operating Income               (34,887)         (14,748)
  Other Income
  Extinguishment/Forgiveness
    of Indebtedness             76,305           30,857
  Income (Loss) before
    provision for income
    taxes and extraordinary
    item                        41,418           16,109
  Provision for income
    taxes                        6,213            2,416
  Net income (loss)before
    extraordinary item          35,205           13,693
  Extraordinary Items:
    Tax Benefit from prior
      year Net Operating
      Loss Carryforward          6,213            2,416

Net Income (Loss)               41,418           16,109

Earnings (Loss) per share
  (based on the weighted
    average number of shares
    outstanding in each year:
Income (Loss) before
  extraordinary items               $-               $-
Extraordinary items                 $0.02           $0.01
Net Income Per Share                $0.01           $0.01

Weighted average number of
  shares outstanding         3,215,259       3,424,363



                  SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                        Statements of Cash Flow
                               (Unaudited)

                              11/30/96           11/30/95
OPERATING ACTIVITIES:
Net Income (Loss)              41,418             16,109
Adjustments to reconcile
  Net Income (Loss) to
  Net Cash provided by
  operating activities:

  Depreciation and
    Amortization                3,333              4,238
  Decrease (Increase)
    in Assets:
    Accounts Receivable-
      Billed                 (472,911)            43,088
    Accounts Receivable-
      Unbilled                 31,170            157,196
    Inventory                       -                  -
    Prepaid Expenses &
      Miscellaneous            (1,350)            (3,363)
    Deposits                        -                  -
    Increase (Decrease) in
      Liabilities:
    Accounts Payable-
      Trade                   491,338            (75,567)
    Payroll Taxes Payable         114              1,005
    Accrued Expenses          (12,990)           (28,743)
    Advance from Customer       7,020              1,656

Net Cash Provided by
  (Used in) Operating
  Activities                   87,142            115,619

INVESTING ACTIVITIES:
Acquisition of Property &
  Equipment                    (4,891)                 -
Net Cash Used in Investing
  Activities                   (4,891)                 -

FINANCING ACTIVITIES:
Proceeds from Additional
  Borrowing                    26,000                  -
Extinguishment/Forgiveness
  of Debt                     (76,000)           (30,857)
Repayment of Notes Payable     (8,576)           (23,018)
Increase Paid in Capital      134,374                  -
Issue Common Stock             41,950                  -
Purchase Treasury Stock       (39,797)                 -
Sale of Treasury Stock         20,625                  -
Retirement Preferred Stock   (100,000)                 -
Retirement long-term
  Deferred Payables           (46,950)                 -
Net Change in long-term
  Accrued Expenses            (38,291)                 -
Net Cash Provided by
  (Used in) Financing
   Activities                 (86,665)           (53,875)
Net Increase (Decrease)
  in Cash                      (4,414)            61,744
Cash-Beginning of Year         24,859             35,263

Cash-Ending Balance            20,445             97,007
