Form 10-Q
period 1997-02-28
SYSTEMS TECHNOLOGY ASSOCIATES INC
filed 1997-06-13
CIK 756824

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549



QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the SECURITIES EXCHANGE ACT OF 1934


	For Quarter Ended							Commission File No.
	February 28, 1997							0-13920




SYSTEMS TECHNOLOGY ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)


		Florida									54-0802071
(State or other jurisdiction of		   		 			 (IRS Employer ID No.)
incorporation or organization)


14 Bryant Court
Sterling, Virginia  20166
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, par value $.50 per share; 3,215,259 shares outstanding as of February 28, 1997.

SYSTEMS TECHNOLOGY ASSOCIATES, INC.
Notes to Financial Statements


1.	Inventories:


Inventories consist of the following:
							                   2/28/97         2/29/96

Raw Materials				         $   34,039	     $ 253,000
Work-In-Process					              -0-	     	  -   0-
Sub-assembly				               9,270	        60,808

Total			               	  $   43,309  	   $ 313,808


ITEM 2.	Management's Discussion of Analysis of Financial
		Condition and Results of Operations.

Results of Operations

The Company showed continued loses in the third quarter. Sales declined from $629,962 in the second quarter to $391,675. Gross margins were approximately
12.5 percent. With sales, general and administrative (SG&A) expenses of $82,278, 21 percent of sales, the result was a net loss of $36,089. While sales for the last two quarters totaled over $1 Million compared to sales of only $902,000 for all of last fiscal year, the meager gross margins could not support the SG&A cost structure the company had. Therefore, as mentioned in last quarters narrative, the Company, starting in February, undertook to both cut
G&A expenses and to try to improve gross sales margins. Overhead costs have been reduced from about $40,000 in January to about $12,000 as of May, reducing our breakeven point to about $100,000 in monthly sales. Sales for the three months ended May appear to have slightly exceeded $300,000.

Improving gross sales margins is a much more difficult problem to resolve as most of our sales are as a reseller where the discounts from our suppliers limit us to about a twenty percent markup or about 16.6 percent of actual sales. We also have to compete with our suppliers for the same customers and have no protected territories. Since our suppliers can offer their product direct and have greater pricing flexibility, STA faces a continual uphill battle for sales and acceptable margins. The Company, lacking the financial strength to undertake product development directly, is attempting to work with a university and another Company to develop a new product that should provide more satisfactory margins with less competition. This product, however, is designed to serve a limited market. The Company continues to look for new products to resell that will provide better margins and sales growth.




Liquidity and Capital Resources

The Company's losses for the last nine months entirely sapped what little working capital the Company had. With a negative net worth, which deteriorated further in each of the last three quarters, it is now most critical for the Company to return to profitability immediately if it is to continue its existence. The Company will also attempt to convert existing notes payable to affiliated parties and past management into common stock to reduce debt and improve net worth.



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


Exhibits


	* 3(a) - Articles of Incorporation of Registrant

	* 3(b) - By-Laws of Registrant







	*Incorporated by reference from exhibits to Registrants for S-18 Registration Statement, Registration No. 2-94042W.



                         SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                                    Balance Sheet

                              Unaudited          Audited
ASSETS                        2/28/97            5/31/96
CURRENT ASSETS:
 Cash                          16,259              24,859
 Accounts Receivable          192,992              89,252
 Costs and Estimated
  Earnings in excess
  of Billings on Uncompleted
  Contracts                         -              42,348
 Inventory                     43,309              43,309
 Prepaid Expenses and
  Miscellaneous                 1,380                  25

TOTAL CURRENT ASSETS          253,940             199,793

Fixed Assets Net of
 accum deprn                   15,357              14,294

TOTAL ASSETS                  269,297             214,087

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes Payable-Bank            12,500              12,500
 Notes Payable-Other           58,508              37,950
 Accounts Payable-Trade       156,808              10,841
 Payroll Taxes Payable            681               2,946
 Accrued Expenses              25,616              24,934

TOTAL CURRENT LIABILITIES     254,113              89,171

LONG TERM LIABILITIES:
 Notes Payable-Bank             4,833              14,208
 Notes Payable-Other           78,233             154,233
 Accrued Expenses              27,096              68,366
 Deferred Accounts Payable     16,700              63,650

TOTAL LONG TERM LIABILITIES   126,862             300,457

TOTAL LIABILITIES             380,975             389,628

STOCKHOLDERS' EQUITY:
 Redeemable Preferred Stock,
  $50 Par 2000 shrs
  Authorized, 2000 issued           -             100,000
 Common Stock, $.50 Par,
  8,000,000 shrs
  Authorized, 3,424,363
  shrs Issued, 3,215,259
  shrs Outstanding          1,754,585           1,712,635
 Capital in Excess of Par
  Value                     2,464,536           2,330,162
 Retained Deficit          (4,311,059)         (4,317,770)
 Treasury Stock               (19,740)               (568)
TOTAL STOCKHOLDERS'
 EQUITY                      (111,678)           (175,541)

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY         269,297             214,087


                     SYSTEMS TECHNOLOGY ASSOCIATES, INC.


                          Statements of Operations
                                (Unaudited)

                               THREE MONTHS ENDED AS OF:
                               2/28/97           2/28/96
Revenues:
 Sales of product less sales
  discount                       391,675           244,809
 Cost of sales                   342,389           165,660
 Selling, general &
  administrative expense          82,278            79,656
 Interest expense                  3,097             4,303

Total                            427,764           249,619

Operating Income                 (36,089)           (4,810)
Other Income                       1,382             2,000
Income (Loss) before provision
 for income taxes and
 extraordinary item              (34,707)           (2,810)
Provision for income taxes             -                 -
Net income (loss) before
 extraordinary item              (34,707)           (2,810)
Extraordinary Items:
 Tax Benefit from prior year
  Net Operating Loss
  Carryforward                         -

Net Income (Loss)                (34,707)           (2,810)

Earnings (Loss) per share
 (based on the weighted
 average number of shares
 outstanding in each year:
  Income (Loss) before
    extraordinary items              $-                 $-
 Extraordinary items                 $-                 $-
 Net Income Per Share                $-                 $-
 Weighted average number of
  shares outstanding          3,215,259          3,424,363


                  SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                      Statements of Operations
                              (Unaudited)

                                 NINE MONTHS ENDED AS OF
                                 2/28/97          2/28/96
Revenues:
 Sales of product less sales
  discount                       1,137,728          757,737
 Cost of sales                     964,240          586,295
 Selling, general &
  administrative expense           234,492          176,657
 Interest expense                    9,972           14,342

Total                            1,208,704          777,294

Operating Income                   (70,976)         (19,557)
Other Income
 Extinguishment/Forgiveness
  of Indebtedness                   77,687           32,857
 Income (Loss) before provision
  for income taxes and
  extraordinary item                 6,711           13,300
 Provision for income taxes          1,007            1,995
 Net income (loss) before
  extraordinary item                 5,704           11,305
 Extraordinary Items:
  Tax Benefit from prior year
   Net Operating Loss
   Carryforward                      1,007            1,995

Net Income (Loss)                    6,711           13,300

Earnings (Loss) per share (based
 on the weighted average number
 of shares outstanding in each
 year:
  Income (Loss) before
   extraordinary items                  $-               $-
  Extraordinary items                   $0.02           $0.00
  Net Income Per Share                  $0.00           $0.00
  Weighted average number of
   shares outstanding            3,215,259       3,424,363


                    SYSTEMS TECHNOLOGY ASSOCIATES, INC.

                         Statements of Cash Flow
                               (Unaudited)

                               2/28/97          2/28/96
OPERATING ACTIVITIES:
 Net Income (Loss)                 6,711           13,300
 Adjustments to reconcile
  Net Income (Loss) to
  Net Cash provided by
  operating activities:
   Depreciation and
    Amortization                  5,328             6,357
 Decrease (Increase) in
  Assets:
   Accounts Receivable-Billed  (103,740)          (41,767)
   Accounts Receivable-
    Unbilled                     42,348           124,695
   Inventory                          -             5,000
   Prepaid Expenses &
    Miscellaneous                (1,355)           (1,409)

 Increase (Decrease)
  in Liabilities:
   Accounts Payable-Trade       145,967           (33,895)
   Payroll Taxes Payable         (2,265)            1,587
   Accrued Expenses              (6,337)          (40,814)
   Advance from Customer          7,020             6,561

Net Cash Provided by
 (Used in) Operating
 Activities                      93,677            39,615

INVESTING ACTIVITIES:
 Acquisition of Property
  & Equipment                    (6,391)           (4,644)
 Net Cash Used in
  Investing Activities           (6,391)           (4,644)

FINANCING ACTIVITIES:
 Proceeds from Additional
  Borrowing                      26,000                 -
 Extinguishment/Forgiveness
  of Debt                       (76,000)          (32,857)
 Repayment of Notes Payable     (14,817)          (42,021)
 Increase Paid in Capital       134,374                 -
 Issue Common Stock              41,950                 -
 Purchase Treasury Stock        (39,797)                -
 Sale of Treasury Stock          20,625                 -
 Retirement Preferred Stock    (100,000)                -
 Retirement long-term
  Deferred Payables             (46,950)                -
 Proceeds on Sale of
  Stocks/Equipment                    -               725
 Net Change in long-
  term Accrued Expenses         (41,271)            16,700
 Net Cash Provided by
  (Used in) Financing
  Activities                    (95,886)           (57,453)
 Net Increase (Decrease) in
  Cash                           (8,600)           (22,482)
 Cash-Beginning of Year          24,859             35,263
 Cash-Ending Balance             16,259             12,781
